Form 10-Q
period 2018-06-30
Pluralsight, Inc.
filed 2018-08-01
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-38498

PLURALSIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3605465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

182 North Union Avenue
Farmington, Utah 84025
(Address of principle executive offices, including zip code)

(801) 784-9007
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2018, the registrant had 135,075,370 shares of common stock outstanding, consisting of 62,915,660 shares of Class A common stock, 58,111,572 shares of Class B common stock, and 14,048,138 shares of Class C common stock.

PLURALSIGHT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Pluralsight," "we," "us," "our," "the Company," and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC, or Pluralsight Holdings.
This Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets; and

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled "Risk Factors" in our prospectus dated May 16, 2018 (File No. 333-224301) as filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, or the Prospectus. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2017, included in the Prospectus.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$213,645	$28,267
Accounts receivable, net of allowances of $2,178 and $1,552 as of June 30, 2018 and December 31, 2017, respectively	36,268	38,229
Prepaid expenses and other current assets	8,907	5,125
Total current assets	258,820	71,621
Property and equipment, net	22,683	22,457
Content library, net	8,093	13,441
Intangible assets, net	2,111	2,854
Goodwill	123,119	123,119
Other assets	1,396	2,928
Total assets	$416,222	$236,420
Liabilities, redeemable convertible preferred units, and stockholders' equity/members’ deficit
Current liabilities:
Accounts payable	$6,836	$6,029
Accrued expenses	24,208	26,514
Accrued author fees	8,496	7,879
Deferred revenue	121,978	103,107
Total current liabilities	161,518	143,529
Deferred revenue, net of current portion	6,555	8,194
Long-term debt	—	116,037
Facility financing obligation	7,505	7,513
Other liabilities	779	458
Total liabilities	176,357	275,731
Commitments and contingencies (Note 8)
Redeemable convertible preferred units:
Redeemable convertible preferred units, no par value; 48,447,880 units authorized, issued and outstanding as of December 31, 2017	—	405,766
Stockholders' equity/members’ deficit:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 62,915,660 shares issued and outstanding as of June 30, 2018; 1,000 shares authorized, issued and outstanding as of December 31, 2017	6	—
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 58,111,572 shares issued and outstanding as of June 30, 2018	6	—
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,048,138 shares issued and outstanding as of June 30, 2018	1	—
Additional paid-in capital	436,177	—
Members’ capital	—	—
Accumulated other comprehensive (loss) income	(16)	25
Accumulated deficit	(321,704)	(445,102)
Total stockholders' equity attributable to Pluralsight, Inc./members' deficit	114,470	(445,077)
Non-controlling interests	125,395	—
Total stockholders' equity/members' deficit	239,865	(445,077)
Total liabilities, redeemable convertible preferred units, and stockholders' equity/members’ deficit	$416,222	$236,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$53,572	$38,891	$103,216	$76,130
Cost of revenue	15,890	11,887	30,776	23,096
Gross profit	37,682	27,004	72,440	53,034
Operating expenses:
Sales and marketing	38,933	23,018	68,400	40,844
Technology and content	16,493	11,326	29,818	21,531
General and administrative	19,448	9,412	30,740	15,679
Total operating expenses	74,874	43,756	128,958	78,054
Loss from operations	(37,192)	(16,752)	(56,518)	(25,020)
Other (expense) income:
Interest expense	(2,424)	(3,597)	(6,134)	(5,124)
Loss on debt extinguishment	(4,085)	(1,882)	(4,085)	(1,882)
Other income, net	48	21	35	69
Loss before income taxes	(43,653)	(22,210)	(66,702)	(31,957)
Provision for income taxes	(143)	(68)	(252)	(126)
Net loss	$(43,796)	$(22,278)	$(66,954)	$(32,083)
Less: Net loss attributable to non-controlling interests	(12,706)	—	(12,706)	—
Net loss attributable to Pluralsight, Inc.	$(31,090)	$(22,278)	$(54,248)	$(32,083)
Less: Accretion of Series A redeemable convertible preferred units	(156,750)	(21,175)	(176,275)	(22,825)
Net loss attributable to common shares	$(187,840)	$(43,453)	$(230,523)	$(54,908)
Net loss per share, basic and diluted(1)	$(0.19)		$(0.19)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,252		62,252

(1) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from May 16, 2018 through June 30, 2018, the period following the reorganization transactions and Pluralsight, Inc.'s initial public offering described in Note 1—Organization and Description of Business. See Note 13—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(43,796)	$(22,278)	$(66,954)	$(32,083)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(63)	9	(58)	18
Comprehensive loss	$(43,859)	$(22,269)	$(67,012)	$(32,065)
Less: Comprehensive loss attributable to non-controlling interests	(12,727)	—	(12,727)	—
Comprehensive loss attributable to Pluralsight, Inc.	$(31,132)	$(22,269)	$(54,285)	$(32,065)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity
(in thousands, except share/unit amounts)
(unaudited)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the reorganization transactions:
Issuance of warrants to purchase shares of Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the reorganization transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the reorganization transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,773	—	—	—	7,773
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,893)	—	—	3,893	—
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss	—	—		—	—	—	—	—	—	—	—	—	(11,588)	(12,706)	(24,294)
Balance at June 30, 2018	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$436,177	$(16)	$(321,704)	$125,395	$239,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(66,954)	$(32,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,358	2,626
Amortization of acquired intangible assets	6,665	4,012
Amortization of course creation costs	930	671
Equity-based compensation	20,928	6,091
Provision for doubtful accounts	358	188
Amortization of debt discount and debt issuance costs	1,215	306
Debt extinguishment costs	4,180	931
Deferred tax benefit	(64)	—
Changes in assets and liabilities:
Accounts receivable	1,335	1,833
Prepaid expenses and other assets	(3,858)	(3,215)
Accounts payable	(588)	1,328
Accrued expenses and other liabilities	(2,839)	3,641
Accrued author fees	617	939
Deferred revenue	17,500	8,782
Net cash used in operating activities	(16,217)	(3,950)
Investing activities
Purchases of property and equipment	(4,574)	(3,025)
Purchases of content library	(1,504)	(1,229)
Net cash used in investing activities	(6,078)	(4,254)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—
Payments of costs related to initial public offering	(3,085)	—
Borrowings of long-term debt	20,000	115,000
Repayments of long-term debt	(137,710)	(85,000)
Payments of debt extinguishment costs	(2,162)	—
Payments of debt issuance costs	(450)	(809)
Payments to settle equity appreciation rights	(325)	—
Taxes paid related to net share settlement	(78)	—
Proceeds from the issuance of common units	—	22
Payments of facility financing obligation	(8)	(8)
Net cash provided by financing activities	208,262	29,205
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(86)	24
Net increase in cash, cash equivalents, and restricted cash	185,881	21,025
Cash, cash equivalents, and restricted cash, beginning of period	28,477	19,397
Cash, cash equivalents, and restricted cash, end of period	$214,358	$40,422
Supplemental cash flow disclosure:
Cash paid for interest	$4,271	$2,572
Cash paid for income taxes, net	$172	$142
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred units	$582,041	$—
Redeemable convertible preferred unit accretion	$176,275	$22,825
Unpaid capital expenditures	$568	$196
Costs related to initial public offering, accrued but not yet paid	$4,009	$—
Issuance of warrants to purchase shares of Class A common stock	$984	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$213,645	$40,212
Restricted cash included in other assets	713	210
Total cash, cash equivalents, and restricted cash	$214,358	$40,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC ("Pluralsight Holdings") and its subsidiaries (together with Pluralsight, Inc., the “Company” or "Pluralsight"). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a cloud-based technology learning platform that provides a broad range of tools for businesses and individuals, including skill assessments, a curated library of courses, learning paths, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all the business operations and affairs of Pluralsight.
Initial Public Offering
In May 2018, Pluralsight, Inc. completed an IPO, in which it sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters' discounts and commissions, which Pluralsight, Inc. used to purchase newly-issued common limited liability company units ("LLC Units") from Pluralsight Holdings. As of June 30, 2018, the Company has reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions ("Reorganization Transactions"):

•
The amended and restated limited liability company agreement of Pluralsight Holdings ("LLC Agreement") was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of common units. See Note 9—Stockholders' Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units ("Continuing Members"). Class B and Class C common stock have voting rights but no economic rights. See Note 9—Stockholders' Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members' LLC Units on its consolidated financial statements. As of June 30, 2018, Pluralsight, Inc. owned 47.7% of Pluralsight Holdings and the Continuing Members owned the remaining 52.3% of Pluralsight Holdings.
As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Pluralsight, Inc. had no operations.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the applicable regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2017 included in the prospectus dated May 16, 2018 (File No. 333-224301), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Prospectus").

These unaudited condensed consolidated financial statements include the accounts of Pluralsight, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
As discussed in Note 1—Organization and Description of Business, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings as a Variable Interest Entity ("VIE"). The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than a voting interest, in accordance with the VIE accounting model. A VIE is an entity in which the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2018, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the interim condensed consolidated statements of redeemable convertible preferred units, members' deficit, and stockholders' equity for the six months ended June 30, 2018, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of equity awards, the fair value of warrants to purchase common units, useful lives of property and equipment, content library and intangible assets, provisions for doubtful accounts receivable and deferred revenue, accounting for business combinations, impairment of long-lived and intangible assets, including goodwill, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in "Note 1—Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2018, except as noted below.
Deferred Offering Costs
Deferred offering costs are capitalized and consist of legal, accounting, printing, and other costs that are directly attributable to the IPO. As of December 31, 2017, the balance of deferred offering costs was $2.0 million and included in other assets in the condensed consolidated balance sheets. As of June 30, 2018, the Company reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $3.2 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and $5.8 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively.
Equity-Based Compensation
In connection with the IPO, the Company granted Class A common stock options to certain employees. Equity-based compensation expense for Class A common stock options granted to employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Equity-based compensation expense is recognized as expense on a straight-line basis over the requisite service period.
Equity-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan ("ESPP") is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized following the straight-line attribution method over the offering period.

The Black-Scholes option pricing model is affected by the share price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock, and expected dividends. The assumptions used in the Black Scholes pricing model are estimated as follows:

•
Fair Value of Common Stock: Prior to the IPO, the fair value of the common units underlying equity awards was determined considering numerous objective and subjective factors and required judgment to determine the fair value as of each grant date. Subsequent to the IPO, the Company determines the fair value of common stock as of each grant date using the market closing price of Pluralsight, Inc.'s Class A common stock on the date of grant.

•	Risk-free Interest Rate: The risk-free interest rate is derived from the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

•
Expected Term: The expected term is estimated using the simplified method due to a lack of historical exercise activity for the Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, the Company uses the period from the beginning of the offering period to the end of each purchase period.

•
Volatility: The price volatility factor is based on the historical volatilities of comparable companies as the Company does not have sufficient trading history for its common stock. To determine comparable companies, the Company considers public enterprise cloud-based application providers and selects those that are similar in size, stage of life cycle, and financial leverage. The Company will continue to use this process until a sufficient amount of historical information regarding volatility becomes available, or until circumstances change such that the identified companies are no longer relevant, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield: The Company has not and does not expect to pay dividends for the foreseeable future.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests of LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Income or loss is attributed to the non-controlling interests based on the weighted-average LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of June 30, 2018, the non-controlling interests owned 52.3% of the vested LLC Units outstanding. The non-controlling interests' ownership percentage can fluctuate over time as LLC Units vest and as Continuing Members elect to exchange LLC Units for Class A common stock of Pluralsight, Inc.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to Pluralsight, Inc. for the period following the Reorganization Transactions by the weighted-average number of shares of Class A common shares outstanding during the same period after giving effect to weighted-average shares of Class A common stock that remain subject to time-based vesting requirements.
Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transactions including LLC Units held by Continuing Members that are convertible into Class A common stock, stock options, restricted stock units ("RSUs"), warrants to purchase Class A common stock, and shares issuable under the ESPP for the period after the Reorganization Transactions. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company meets the definition of an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December

15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. Among other provisions, the ASU requires that cash payments for certain debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. The Company early adopted the standard during the second quarter of 2018. As a result of the adoption, the Company recorded $2.2 million in payments of debt extinguishment costs within financing activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2018. The retrospective adoption had no material effect on any prior periods.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update clarifies that transfers between cash and restricted cash are not part of the entity’s operating, investing, and financing activities, and details of those transfers are not reported as cash flow activities in the statements of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, this update is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption for all entities is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company early adopted this standard during the year ended December 31, 2017, and retroactively adjusted the consolidated statements of cash flows for all periods presented. The retrospective adoption had no material effect on any prior periods.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in the ASU. The ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. During the first quarter of 2018, the Company adopted the ASU prospectively. The adoption of the ASU had no material effect on the unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. For public business entities that are SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For public business entities that are not SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. For all other entities, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The guidance will apply to the Company’s reporting requirements in performing goodwill impairment testing; however, the Company does not anticipate the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The impact to the Company’s unaudited condensed consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. For public business entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. As the Company has elected to use the extended transition period available to emerging growth companies, the Company does not anticipate adopting the standard until the fiscal year ended December 31, 2020. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures. As part of its preliminary assessment, the Company expects to record right-of-use assets and lease liabilities for its operating leases as a result of adopting the standard. While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its consolidated financial statements at this time.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which will supersede nearly all existing revenue recognition guidance. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. To achieve this core principle, the ASU provides a model, which involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies the performance obligations. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.
The ASU permits adoption either by using a full retrospective approach, in which all comparative periods are presented in accordance with the new standard, or a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. As the Company has elected to use the extend transition period available to emerging growth companies, the Company anticipates adopting the standard for the fiscal year ending December 31, 2019. The Company is currently evaluating adoption methods.
The Company is evaluating the impact of the adoption of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is potential the standard could have an impact on the timing of recognition of revenue and contract acquisition costs. Under the current revenue recognition guidance, the Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services. Under the new standard, the concept of contingent revenue no longer exists. Depending on the outcome of the Company’s evaluation, the timing of when revenue is recognized could change for multi-year subscription agreements.
As part of its preliminary evaluation, the Company has also considered the impact of the standard’s requirements with respect to the capitalization and amortization of incremental costs of obtaining a contract. Under the Company’s current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that are incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the Company expects to recover those costs. As a result of this standard, the Company expects to capitalize incremental contract costs. The period over which these costs are expected to be recognized is still being evaluated by the Company.
While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its unaudited condensed consolidated financial statements at this time.
Note 3. Fair Value Measurements
The Company measures and records certain financial assets at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments were as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$206,996	$—	$—	$206,996

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$25,146	$—	$—	$25,146

Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$8,694	$4,586
Other current assets	213	539
Prepaid expenses and other current assets	$8,907	$5,125
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$12,976	$18,568
Accrued income and other taxes payable	4,139	3,492
Accrued other current liabilities	7,093	4,454
Accrued expenses	$24,208	$26,514
Note 5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment	$8,789	$7,482
Software	2,026	1,982
Capitalized internal-use software costs	11,016	8,631
Furniture and fixtures	5,452	5,234
Buildings	11,251	11,251
Leasehold improvements	1,941	1,324
Construction in progress	594	587
Total property and equipment	41,069	36,491
Less: Accumulated depreciation	(18,386)	(14,034)
Property and equipment, net	$22,683	$22,457
Depreciation expense totaled $2.2 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $4.4 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.
In September 2017, the Company committed to a plan to expand operations in Utah and, as a result, consolidate certain offices of subsidiaries of the Company. In connection with the plan, the Company disposed of certain furniture, leasehold improvements, and computer equipment at the respective office cease-use dates. Accordingly, the useful lives of assets with a net book value of $1.8 million were shortened. The revised useful lives resulted in an increase in depreciation expense of $0.2 million and $0.5 million during the three and six months ended June 30, 2018, respectively.

Note 6. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Content library:
Acquired content library	$32,835	$30,566	$2,269
Course creation costs	12,145	6,321	5,824
Total	$44,980	$36,887	$8,093
Intangible assets:
Technology	$4,500	$2,434	$2,066
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$5,776	$2,111

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Content library:
Acquired content library	$32,835	$24,643	$8,192
Course creation costs	10,640	5,391	5,249
Total	$43,475	$30,034	$13,441
Intangible assets:
Technology	$4,500	$2,080	$2,420
Trademarks	1,162	773	389
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$8,887	$6,033	$2,854
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $3.3 million and $2.0 million for the three months ended June 30, 2018, and 2017, respectively, and $6.7 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense of course creation costs was $0.5 million and $0.4 million for the three months ended June 30, 2018, and 2017, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.
In December 2017, the Company committed to a plan to retire the website of an acquired subsidiary in order to provide a more unified user experience on the Pluralsight platform. Accordingly, the estimated useful lives of certain content library and trademark assets were adjusted. The revised useful lives resulted in an increase in amortization expense of $1.5 million and $3.0 million during the three and six months ended June 30, 2018, respectively. The fully-amortized assets were disposed of in June 2018.

Note 7. Credit Facilities
Silicon Valley Bank Credit Agreement
On November 17, 2014, the Company entered into the amended and restated credit agreement (“Second Amended and Restated Credit Agreement”) with a lending syndicate, which was led by Silicon Valley Bank. The agreement provided for a total term loan of $100.0 million and a revolving line of credit of up to $10.0 million, which was used to finance the acquisitions of Code School LLC and Smarterer, Inc.
Under the terms of the Second Amended and Restated Credit Agreement, the Company was required to maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, and the payment of dividends. On March 1, 2017, the Company entered into a waiver and amendment to the Second Amended and Restated Credit Agreement with its lenders, which provided a waiver on certain events of default that occurred in fiscal quarter ended September 30, 2016, for failure to comply with the consolidated total leverage ratio covenant. The Second Amended and Restated Credit Agreement was secured with a lien against substantially all of the assets of the Company.
The outstanding borrowings under the Second Amended and Restated Credit Agreement of $82.5 million were repaid in full in June 2017. The repayment of the borrowings resulted in a loss on extinguishment of $1.9 million.
Guggenheim Credit Agreement
In June 2017, the Company entered into a long-term debt facility with Guggenheim Corporate Funding, LLC pursuant to a credit agreement (“Guggenheim Credit Agreement”), consisting of a term loan facility of $115.0 million and a revolving credit facility of $5.0 million from Guggenheim Corporate Funding, LLC. Upon signing the Guggenheim Credit Agreement, the Company borrowed the $115.0 million term loan capacity available and used the majority of the proceeds to repay the full outstanding borrowings of $82.5 million under the Second Amended and Restated Credit Agreement with Silicon Valley Bank.
In February 2018, the Company amended the Guggenheim Credit Agreement and increased its term loan facility and its borrowings thereunder by an additional $20.0 million. In connection with the amendment, the Company issued warrants to the lenders to purchase 424,242 shares of Class A common stock at an exercise price of $8.25 per share. See Note 9—Stockholders' Equity for additional details. The warrants were measured at the estimated fair value of $1.0 million on the date of issuance and were recorded as debt issuance costs.
Under the terms of the Guggenheim Credit Agreement, the Company was required to maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. In addition, on a quarterly basis, the Company was required to maintain a maximum ratio of indebtedness to total recurring revenue for the most recent trailing twelve-month period ranging from 0.55 to 1 to 0.65 to 1. The Company was also required to maintain $10.0 million in liquidity, including amounts available under revolving loan commitments as of the last day of any calendar month. The Guggenheim Credit Agreement was secured with a lien against substantially all of the assets of the Company.
Interest accrued under the credit agreement at an adjusted LIBOR rate plus 8.50%. Adjusted LIBOR was defined as greater LIBOR rate in effect for each interest period divided by 1 minus the Statutory Reserves (if any) for such Eurodollar borrowing for such interest period, and with respect to the term loan only, a minimum LIBOR floor of 1.00%. Under these borrowings, the Company elected to pay 2.50% of the interest due on each interest payment date in-kind rather than in cash.
A portion of the net proceeds from the IPO were used to repay the outstanding principal balance of $137.7 million and extinguish the Guggenheim Credit Agreement in May 2018. The Company incurred a loss on debt extinguishment of $4.1 million in connection with the repayment.
The Company’s debt consisted of the following (in thousands):

December 31, 2017
Principal borrowings outstanding	$116,620
Less: Debt issuance costs, net of amortization	(583)
Net carrying amount	$116,037

Note 8. Commitments and Contingencies
Letters of Credit
As of June 30, 2018 and December 31, 2017, the Company had a total of $0.7 million and $0.2 million, respectively, in letters of credit outstanding. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. The letters of credit are collateralized by a portion of the Company’s cash, which is reflected as restricted cash and classified within other assets on the condensed consolidated balance sheets.
Lease Commitments
The Company is committed under certain operating leases with third parties for office space. These leases expire at various times through 2024. The Company recognizes rent expense on a straight-line basis over the lease period. Payments made under the Company’s lease for its corporate headquarters in Farmington, Utah are not recorded as rent expense in the condensed consolidated statements of operations. These payments are effectively recorded as repayments of the financing obligation and interest expense in the condensed consolidated statements of operations as the Company did not qualify for sale-leaseback accounting upon completion of the facilities build out and is considered to be the owner of the buildings for accounting purposes.
At June 30, 2018, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, were as follows (in thousands):

Years Ending December 31,
2018 (remaining six months)	$2,672
2019	4,885
2020	2,867
2021	1,912
2022	1,745
Thereafter	2,370
Total future minimum lease payments	$16,451
Rent expense under operating leases was $1.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company's commitments and contingencies, as disclosed in the Prospectus.
Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.
Warranties and Indemnification
The performance of the Company’s cloud-based technology learning platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable. The Company’s contractual arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Note 9. Stockholders' Equity
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the certificate of incorporation of Pluralsight, Inc. was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 200,000,000 shares of Class B common stock with a par value of $0.0001 per share; (iii) authorization of 50,000,000 shares of Class C common stock with a par value of $0.0001 per share; (iv) authorization of 100,000,000 shares of undesignated preferred stock that may be issued from time to time; and (v) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
Holders of Class A and Class B common stock are entitled to one vote per share and holders of Class C common stock are entitled to ten votes per share. Except as otherwise required by applicable law, holders of Class A common stock, Class B common stock, and Class C common stock vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B and Class C common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B and Class C common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Units held by the Continuing Members and the number of Class B or Class C common shares held by the Continuing Members. Shares of Class B and Class C common stock are transferable only together with an equal number of LLC Units. Subject to certain limitations and exceptions, Continuing Members may exchange or redeem LLC Units and shares of Class B or Class C common stock, as applicable, for, at the option of Pluralsight, Inc., cash or shares of Class A common stock, on a one-for-one basis.
Pluralsight, Inc. must at all times maintain a ratio of one LLC Unit for each share of Class A common stock issued, and Pluralsight Holdings must at all times maintain a one-to-one ratio between the number of shares of Class B or Class C common stock owned by the Continuing Members and the number of LLC Units owned by the Continuing Members.
Recapitalization of Pluralsight Holdings
In connection with the Reorganization Transactions and the amendment and restatement of the LLC Agreement, all membership interests in Pluralsight Holdings were converted into a single-class of common LLC Units and certain holders of LLC Units elected to exchange LLC Units for Class A common stock of Pluralsight, Inc. The following is a summary of the shares converted or exchanged in connection with the Reorganization Transactions:
•48,407,645 common units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted on a one-for-one basis into LLC Units.
•48,447,880 redeemable convertible preferred units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted on a one-for-one basis into LLC Units.
•15,783,689 incentive units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted into 12,667,778 LLC Units after giving effect to the threshold price and catch-up price per unit.
•3,000,000 Class B incentive units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted into 1,747,067 LLC Units after giving effect to the threshold price and catch-up price per unit.
In connection with the recapitalization, a total of 39,110,660 LLC Units were exchanged for shares of Class A common stock of Pluralsight, Inc. In addition, the Company issued 58,111,572 shares of Class B common stock and 14,048,138 shares of Class C common stock to the Continuing Members on a one-for-one basis to the corresponding LLC Units held by the Continuing Members.
The amended and restated LLC Agreement requires that Pluralsight Holdings at all times maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock of Pluralsight, Inc. and the number of LLC Units and (ii) a one-to-one ratio between the number of shares of Class B or Class C common stock owned by the Continuing Members and the number of LLC Units held by the Continuing Members.
Redeemable Convertible Preferred Units Conversion
As described in Note 1—Organization and Description of Business, in connection with the Reorganization Transactions, the LLC Agreement of Pluralsight Holdings was amended and restated to, among other things, effectuate the conversion of 48,447,880 redeemable convertible preferred units into LLC Units of Pluralsight Holdings. Prior to the Reorganization Transactions, Series A redeemable convertible preferred units were redeemable at the option of the holder at an amount equal to the greater of the original issuance price or the aggregate fair value of the Series A redeemable convertible preferred units. Accordingly, prior to the Reorganization Transactions, the Series A redeemable convertible preferred units were accreted to the fair value on the date of conversion of the IPO price of $15.00 per share, or $412.5 million.

As the redeemable convertible preferred units were converted into common LLC Units of Pluralsight Holdings, and are no longer redeemable at the option of the holder, the Company reclassified the carrying value of the redeemable convertible preferred units of $582.0 million on the date of the Reorganization Transactions to stockholders' equity.
Initial Public Offering
As described in Note 1—Organization and Description of Business, in May 2018, Pluralsight, Inc. completed an IPO of 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share. Pluralsight, Inc. received proceeds of $332.1 million, net of underwriting discounts and commissions, which Pluralsight, Inc. used to purchase newly-issued LLC Units of Pluralsight Holdings at a price per unit equal to the IPO price per share.
Warrants to Purchase Shares of Class A Common Stock
In connection with the first amendment of the Guggenheim Credit Agreement, the Company issued warrants to the lenders to purchase 424,242 shares of Class A common stock of Pluralsight, Inc. at an exercise price of $8.25 per share. See Note 7—Credit Facilities for additional details. The warrants are fully vested and exercisable, in whole or in part, prior to their expiration. The warrants will expire at the earlier of (i) the acquisition of the Company by another entity or (ii) six months after the effectiveness of the IPO. The warrants were measured at the fair value on the date of issuance, which was determined to be $1.0 million using a Black-Scholes option pricing model and a probability-weighted expected return methodology. As the warrants are exercisable for shares of the Company’s Class A common stock, the Company recorded the warrants within stockholders’ equity.
Note 10. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the total adjustments to the non-controlling interests were $3.8 million and were primarily related to equity-based compensation and the settlement of equity-based awards. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of June 30, 2018, the non-controlling interests of Pluralsight Holdings owned 52.3% of the outstanding LLC Units, with the remaining 47.7% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	June 30, 2018
	Units	Ownership %
Pluralsight, Inc.'s ownership of LLC Units(1)	62,326,654	47.7%
LLC Units owned by the Continuing Members(2)	68,275,082	52.3%
	130,601,736	100.0%

(1) Excludes 589,006 LLC Units still subject to time-based vesting requirements.
(2) Excludes 3,884,628 LLC Units still subject to time-based vesting requirements.
Note 11. Equity-Based Compensation
Incentive Unit Plan
Certain employees and directors were granted incentive units in Pluralsight Holdings, pursuant to the Incentive Unit Plan ("2013 Plan"). In connection with the Reorganization Transactions, all outstanding incentive units were converted into LLC Units of Pluralsight Holdings and certain holders of incentive units elected to exchange LLC Units for shares of Class A common stock of Pluralsight, Inc. Shares of Class A common stock and LLC Units issued as a result of the exchange or conversion of unvested incentive units remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. In connection with the IPO, the 2013 Plan was terminated.
The shares of unvested Class A common stock following the exchange of unvested incentive units are summarized as follows:

	Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested Class A common shares outstanding following the Reorganization Transactions	605,390	$6.55
Vested	(16,384)	4.96
Unvested Class A common shares outstanding—June 30, 2018	589,006	$6.59

The shares of unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value
Unvested LLC Units outstanding following the Reorganization Transactions	3,942,674	$7.73
Vested	(58,046)	5.37
Unvested LLC Units outstanding—June 30, 2018	3,884,628	$7.77
The Company evaluated the conversion and exchange of incentive units as part of the Reorganization Transactions and concluded the conversion and exchange was not a modification of the original incentive units. Accordingly, the Company will continue to recognize equity-based compensation using the grant date fair value as measured on the original grant date of the incentive units. As of June 30, 2018, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $28.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of Class A common shares and LLC Units vested during the period from the date of the Reorganization Transactions to June 30, 2018 was $1.6 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan ("2017 Plan") and issued RSUs to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan ("2018 Plan"). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. A total of 22,149,995 shares of Class A common stock are reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan's administrator.
In connection with the IPO, the 2017 Plan was terminated. At the time the 2017 Plan was terminated, a total of 4,508,835 RSUs granted under the 2017 Plan remained outstanding. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2017 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2017 Plan, will automatically be transferred to the 2018 Plan up to 4,508,835 shares.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options will vest ratably in equal six-month periods over a period of two years from the IPO date.
The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2017	—
Granted	5,236,155	$15.00
Forfeited or cancelled	(3,979)	15.00
Balance as of June 30, 2018	5,232,176	$15.00	9.9	$49.4
As of June 30, 2018, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was $39.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Dividend yield	None
Volatility	55.0%
Risk-free interest rate	2.97%
Expected term (years)	5.63
RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight Inc.’s Class A common stock at a specified future date. RSUs under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition is satisfied upon the occurrence of a qualifying event, which is defined as a change of control transaction or upon expiration of a lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $7.8 million. The remaining unrecognized equity-based compensation expense related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.
Under the 2017 Plan, all RSUs granted were initially RSUs of Pluralsight Holdings. In connection with the IPO, all RSUs were converted into RSUs of Pluralsight, Inc., except for Class B RSUs, which remain RSUs of Pluralsight Holdings, and represent the right to receive LLC Units and corresponding shares of Class C common stock of Pluralsight, Inc. upon vesting.
The activity for RSUs for the six months ended June 30, 2018 was as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs of Pluralsight, Inc.
Balance at December 31, 2017	2,178,450	$7.06
Granted	3,059,010	10.22
Forfeited or cancelled	(167,675)	7.28
Balance at June 30, 2018	5,069,785	$8.96
RSUs of Pluralsight Holdings
Balance at December 31, 2017 and June 30, 2018	3,000,000	$8.24
As of June 30, 2018, unrecognized compensation cost related to the RSUs, including RSUs of Pluralsight Holdings, was $59.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.'s board of directors adopted the ESPP. A total of 2,970,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods. The offering periods are scheduled to start on the first trading day on or after May 31 and November 30 of each year. The first offering period commenced on the IPO date and is scheduled to end on the first trading day on or after May 31, 2020.
The ESPP permits participants to elect to purchase shares of Class A common stock through fixed contributions from eligible compensation paid during each purchase period during an offering period, provided that this fixed contribution amount will not exceed 75.0% of the eligible compensation a participant receives during a purchase period or $12,500 (increased to $25,000 for purposes of the first purchase period under the ESPP). A participant may purchase a maximum of 5,000 shares during each purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of Class A common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class A common stock on the first trading day of each offering period or on the purchase date, except for the first offering period, during which the purchase price of the shares will be 85% of the lower of (i) the IPO price or (ii) the fair market value of common stock on the purchase date. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The initial offering period began on the IPO date. As of June 30, 2018, a total of 2,876,788 shares were issuable to employees based on contribution elections made under the ESPP and no shares had yet been purchased. As of  June 30, 2018, total unrecognized equity-based compensation was $15.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions:

Dividend yield	None
Volatility	55.0%
Risk-free interest rate	2.05%—2.50%
Expected term (years)	0.5—2.0
Equity Appreciation Rights
In connection with the IPO, the Company elected to settle all vested equity appreciation rights ("EARs") for a cash payment of $0.3 million. The EARs vest upon satisfaction of both time and a liquidity condition, which was satisfied upon completion of the IPO. The remaining unvested EARs were cancelled on the date of the IPO. Prior to the IPO, the vesting of EARs was not probable and no equity-based compensation related to the EARs had been recognized. The Company recognized $0.1 million in compensation cost on the date of the IPO measured using the grant date fair value of the award using a Black-Scholes model.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$46	$5	$46	$10
Sales and marketing	4,432	715	4,971	1,379
Technology and content	2,668	526	3,049	990
General and administrative	10,409	3,133	12,862	3,712
Total equity-based compensation	$17,555	$4,379	$20,928	$6,091
Note 12. Income Taxes
As a result of the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pluralsight Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pluralsight Holdings is passed through to and included in the taxable income or loss of its members, including Pluralsight, Inc. following the Reorganization Transactions, on a pro rata basis. Pluralsight, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Pluralsight Holdings following the Reorganization Transactions. The Company is also subject to taxes in foreign jurisdictions.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three months ended June 30, 2018 and 2017 the Company's estimated effective tax rate was (0.5)% and (0.3)%, respectively. For the six months ended June 30, 2018 and 2017, the Company's estimated effective tax rate was (0.5)% and (0.4)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions and the full domestic valuation allowance.

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which the Company operates. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have resulted in losses, and as such, the Company maintains a full valuation allowance against its U.S. deferred tax assets, including the deferred tax assets acquired in connection with the Reorganization Transactions as described below. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be reversed in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.
Tax Receivable Agreement and Reorganization Transactions
In connection with the Reorganization Transactions, certain members of Pluralsight Holdings ("Former Members") exchanged LLC Units for shares of Class A common stock of Pluralsight, Inc. As a result of this exchange, the Company acquired certain tax attributes held by the Former Members. Additionally, the Company could obtain future increases in its tax basis of the assets of Pluralsight Holdings when LLC Units are redeemed or exchanged by the Continuing Members. This increase in tax basis may have the effect of reducing the amounts paid in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On the date of the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units.
The Company maintains a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Units or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of June 30, 2018, no members of the TRA had exchanged LLC Units for Class A common shares and therefore the Company had not recorded any liabilities under the TRA.
Tax Reform Legislation
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted in the United States resulting in a reduction of the corporate income tax rate to 21%. In addition, the Tax Act limits the deductibility of interest expense, implements a modified territorial tax system, and imposes a one-time repatriation tax on deemed repatriated untaxed earnings and profits of U.S.-owned foreign subsidiaries ("Toll Charge").
In the fourth quarter of 2017, the Company recorded a provisional Toll Charge and remeasured its deferred tax assets and liabilities to reflect the lower corporate income tax rate. The amounts were computed based on information available to the Company; however, there is still uncertainty as to the application of the Tax Act. As of June, 30, 2018, the Company had not yet completed its analysis of the effects of the Tax Act, including the Toll Charge computation. The analysis is expected to be completed within one year of the enactment date of the Tax Act. Because the Company has recorded a full valuation allowance in the United States, changes to the reported impact of the Tax Act based on additional guidance or further analysis are not expected to materially affect the effective tax rate in future periods. No adjustments to the provisional amounts recorded in the fourth quarter of 2017 had been made as of June 30, 2018.
As a result of the Toll Charge, all previously unremitted earnings have now been subject to federal tax in the United States; however, the Company plans to, and has the ability to, indefinitely reinvest such earnings in their respective foreign jurisdictions; therefore, no additional tax liability such as state or withholding tax has been provided for on such earnings.
The Company continues to analyze the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that became effective starting January 1, 2018, and other provisions of the Tax Act. The Company has delayed finalizing its GILTI policy election under SAB 118 until it has the necessary information available to analyze and make an informed policy decision. Because the Company is still evaluating the GILTI provisions and the future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its estimated annual effective tax rate for the three and six months ended June 30, 2018 and has not provided additional GILTI on deferred items.

Note 13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

May 16, 2018 through June 30, 2018

Numerator:
Net Loss	$(24,294)
Less: Net loss attributable to non-controlling interests	(12,706)
Net loss attributable to Pluralsight, Inc.	$(11,588)
Denominator:
Weighted-average common shares outstanding	62,847
Less: Weighted-average common shares subject to time-based vesting	(595)
Weighted-average common shares outstanding, basic and diluted	62,252
Net loss per share, basic and diluted	$(0.19)
During the period from May 16, 2018 through June 30, 2018, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of June 30, 2018
LLC Units held by Continuing Members	72,160
Stock options	5,232
RSUs of Pluralsight, Inc.	5,070
RSUs of Pluralsight Holdings	3,000
Shares issuable under ESPP	2,877
Unvested Class A common shares	589
Warrants to purchase Class A common shares	424
Total	89,352
Note 14. Segment and Geographic Information
The Company operates in a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, who in the Company’s case are the Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. The chief operating decision makers evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the unaudited condensed consolidated financial statements.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$33,955	$25,109	$65,533	$48,720
United Kingdom	5,756	4,254	11,088	8,453
Other foreign locations	13,861	9,528	26,595	18,957
Total revenue	$53,572	$38,891	$103,216	$76,130
Percentage of revenue generated outside of the United States	37%	35%	37%	36%
With the exception of the United Kingdom, no other foreign country accounted for 10% or more of revenue during the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017.

Note 15. Subsequent Events
In July 2018, the Company entered into a new non-cancellable operating lease agreement to rent office space in Dublin, Ireland for a period of one year. Total minimum lease payments under the lease agreement are approximately $1.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in the Prospectus. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in the Prospectus.
Overview
We are a leading provider of technology skill development solutions for businesses and individuals. We enable businesses to innovate in an era of rapid technological change and digital transformation by equipping their employees with the latest technology skills. We provide businesses with visibility into the technical strengths of their workforce, allowing them to better align resources, provide targeted skill development in line with company goals, and advance the skills of individuals and teams.
We started operations in 2004 and focused initially on in-person instructor-led training. Anticipating the increasing demand for online solutions, we began offering online courses in 2008 and shifted entirely to an online delivery model in 2011. Since 2011, we have extended our offering to include new content areas and additional features that have enabled us to expand our addressable market, attract new users, and deepen our foothold within businesses. We have expanded our platform both organically through internal initiatives and through acquisitions, which have all been focused on adding capabilities to our offerings. All of our features and content areas are fully integrated into our platform, allowing a seamless and unified experience for our customers.
Our additions and improvements to our product offering have allowed us to accelerate our revenue growth and enabled us to strengthen our relationships with our business customers. We derive substantially all of our revenue from the sale of subscriptions to our platform. We sell subscriptions to our platform primarily to business customers through our direct sales team, as well as through our website. We also sell subscriptions to our platform to individual customers directly through our website. In addition, small teams often represent the “top of the funnel” for larger deployments, bringing our technology into their workplaces and proliferating usage of our platform within their companies.
We are focused on attracting businesses, particularly large enterprises, to our platform and expanding their use of our platform over time. We believe that there exists a significant opportunity to drive sales to large enterprises, including expanding relationships with existing customers and attracting new customers. Our ability to attract large enterprises to our platform and to expand their use of our platform will be important for the success of our business and our results of operations.
In May 2018, we completed our initial public offering, or IPO, in which we issued and sold 23,805,000 shares of Class A common stock. The price per share to the public was $15.00. We received net proceeds of $332.1 million, after deducting underwriting discounts and commissions.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Billings	$65,297	$46,029	$120,716	$84,912
Billings from business customers	$54,623	$35,845	$99,875	$65,172
% of billings from business customers	84%	78%	83%	77%
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both existing and new customers. Billings represent our total revenue plus the change in deferred revenue in the period, as presented in our condensed consolidated statements of cash flows. Billings in any particular period represent amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year and we typically invoice them in advance in monthly or annual installments.

We use billings from business customers and our percentage of billings from business customers to measure and monitor our ability to sell subscriptions to our platform to business customers. We believe that billings from business customers will be a significant source of future revenue growth and a key factor affecting our long-term performance. We expect our billings from business customers to continue to increase as a percentage of billings over the long term.
As our billings continue to grow in absolute terms, we expect our billings growth rate to decline over the long term as we achieve scale in our business. As we recognize revenue from subscription fees ratably over the term of the contract, due to the difference in timing of billings received and when we recognize revenue, changes to our billings and billings growth rates are not immediately reflected in our revenue and revenue growth rates.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of subscriptions to our platform. A small portion of our revenue is derived from providing professional services, which generally consist of content creation or other consulting services. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably as revenue over the subscription period. Subscription terms generally range from one year to three years for business customers and one month to one year for individual customers, and begin on the date access to our platform is made available to the customer. Nearly all of our subscriptions to business customers are billed in annual installments even if customers are contractually committed to multi-year agreements.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author fees, amortization of our content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation expense associated with our customer support organization, and third-party transcription costs.
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the mix of subscriptions we sell, the costs of author fees and costs associated with third-party hosting services, and the extent to which we expand our customer support and professional services organizations. We expect our gross margin to increase over the long term primarily due to a decrease in author fees as a percentage of revenue, although our gross margin may fluctuate from period to period depending on the interplay of the factors described above.
Operating Expenses
Our operating expenses are classified as sales and marketing, technology and content, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, equity-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure and facility-related costs based on headcount in that category.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation costs of our sales and marketing employees, including salaries, benefits, bonuses, commissions, equity-based compensation expense, and allocated overhead costs. Commissions earned by our sales force are expensed as incurred. Other sales and marketing costs include user events, search engine and email marketing, content syndication, lead generation, and online banner and video advertising. We expect that our sales and marketing expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we hire additional sales and marketing personnel, increase our marketing activities, and grow our domestic and international operations. Additionally, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect sales and marketing expenses to decrease as a percentage of revenue over the long term.
Technology and Content
Technology costs consist principally of research and development activities including personnel costs, consulting services, other costs associated with platform development efforts, and allocated overhead costs. Content costs consist principally of personnel costs and other activities associated with content development, course production, curriculum direction, and allocated overhead costs. Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including software used to upgrade and enhance our platform and applications supporting our business, which are capitalized and amortized over the estimated useful lives of one to three years. We expect that our technology and content expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we continue to increase the functionality of and enhance our platform and develop new content and features. Additionally, our technology and content expense may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect technology and content expenses to decrease as a percentage of revenue over the long term.

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, people operations, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation expense; professional fees for external legal, accounting, recruiting, and other consulting services; and allocated overhead costs. We are incurring additional general and administrative expenses as a result of operating as a public company and our UP-C structure, including additional expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities, and professional services. In addition, we expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue. Additionally, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect general and administrative expenses to decrease as a percentage of revenue over the long term.
Other (Expense) Income
Other (expense) income consists primarily of interest expense on long-term debt, gains or losses on foreign currency transactions, and interest income earned on our cash and cash equivalents. We repaid our long-term debt following the completion of the IPO, and as a result, we expect interest expense to decrease.
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Revenue	$53,572	$38,891	$103,216	$76,130
Cost of revenue(1)(2)	15,890	11,887	30,776	23,096
Gross profit	37,682	27,004	72,440	53,034
Operating expenses(1)(2):
Sales and marketing	38,933	23,018	68,400	40,844
Technology and content	16,493	11,326	29,818	21,531
General and administrative	19,448	9,412	30,740	15,679
Total operating expenses	74,874	43,756	128,958	78,054
Loss from operations	(37,192)	(16,752)	(56,518)	(25,020)
Other (expense) income:
Interest expense	(2,424)	(3,597)	(6,134)	(5,124)
Loss on debt extinguishment	(4,085)	(1,882)	(4,085)	(1,882)
Other income, net	48	21	35	69
Loss before income taxes	(43,653)	(22,210)	(66,702)	(31,957)
Provision for income taxes	(143)	(68)	(252)	(126)
Net loss	$(43,796)	$(22,278)	$(66,954)	$(32,083)

(1)	Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$46	$5	$46	$10
Sales and marketing	4,432	715	4,971	1,379
Technology and content	2,668	526	3,049	990
General and administrative	10,409	3,133	12,862	3,712
Total equity-based compensation	$17,555	$4,379	$20,928	$6,091

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$2,961	$1,642	$5,923	$3,284
Sales and marketing	194	161	389	322
Technology and content	177	176	353	352
General and administrative	—	27	—	54
Total amortization of acquired intangible assets	$3,332	$2,006	$6,665	$4,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	30	31	30	30
Gross profit	70	69	70	70
Operating expenses:
Sales and marketing	73	59	66	54
Technology and content	31	29	29	28
General and administrative	36	24	30	21
Total operating expenses	140	112	125	103
Loss from operations	(70)	(43)	(55)	(33)
Other (expense) income:
Interest expense	(5)	(9)	(6)	(7)
Loss on debt extinguishment	(8)	(5)	(4)	(2)
Other income, net	—	—	—	—
Loss before income taxes	(83)	(57)	(65)	(42)
Provision for income taxes	—	—	—	—
Net loss	(83)%	(57)%	(65)%	(42)%
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$53,572	$38,891	$14,681	38%

Revenue was $53.6 million for the three months ended June 30, 2018, compared to $38.9 million for the three months ended June 30, 2017, an increase of $14.7 million, or 38%. The increase in revenue was primarily due to a $14.2 million, or 49%, increase in revenue from business customers, driven by an increase of 2,293 business customers from 13,214 business customers as of June 30, 2017 to 15,507 business customers as of June 30, 2018, as well as increased sales to our existing business customers. In addition, there was an increase of $0.5 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$15,890	$11,887	$4,003	34%
Gross profit	37,682	27,004	10,678	40%
Cost of revenue was $15.9 million for the three months ended June 30, 2018, compared to $11.9 million for the three months ended June 30, 2017, an increase of $4.0 million, or 34%. The increase in cost of revenue was primarily due to an increase of $1.8 million in author fees, an increase of $1.5 million in amortization of acquired intangible assets and course creation costs, and an increase of $0.3 million in depreciation of capitalized software development costs.
Gross profit was $37.7 million for the three months ended June 30, 2018, compared to $27.0 million for the three months ended June 30, 2017, an increase of $10.7 million, or 40%. The increase in gross profit was the result of the increase in our revenue during the three months ended June 30, 2018. Gross margin increased from 69% for the three months ended June 30, 2017 to 70% for the three months ended June 30, 2018.
Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$38,933	$23,018	$15,915	69%
Technology and content	16,493	11,326	5,167	46%
General and administrative	19,448	9,412	10,036	107%
Total operating expenses	$74,874	$43,756
Sales and Marketing
Sales and marketing expenses were $38.9 million for the three months ended June 30, 2018, compared to $23.0 million for the three months ended June 30, 2017, an increase of $15.9 million, or 69%. The increase was primarily due to an increase of $13.3 million in employee compensation costs, including an additional $3.7 million in equity-based compensation expense, as we added headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $1.6 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $0.9 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $0.6 million due to additional travel expenses related to additional headcount.
Technology and Content
Technology and content expenses were $16.5 million for three months ended June 30, 2018, compared to $11.3 million for the three months ended June 30, 2017, an increase of $5.2 million, or 46%. The increase was primarily due to an increase of $4.6 million in employee compensation costs, including an additional $2.1 million in equity-based compensation, as we added headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $0.9 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $0.5 million related to allocated overhead costs primarily driven by our headcount growth.
General and Administrative
General and administrative expenses were $19.4 million for the three months ended June 30, 2018, compared to $9.4 million for the three months ended June 30, 2017, an increase of $10.0 million, or 107%. The increase was primarily due to an increase of $8.8 million in employee compensation costs, including an additional $7.3 million in equity-based compensation expense, as we added headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $5.3 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $1.0 million related to allocated overhead costs primarily driven by our headcount growth.
Other (Expense) Income

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Interest expense	$(2,424)	$(3,597)	$1,173	(33)%
Loss on debt extinguishment	(4,085)	(1,882)	(2,203)	117%
Other income, net	48	21	27	129%
Interest expense decreased primarily as a result of our repayment of long-term debt in May 2018. In connection with the repayment, we incurred a loss on debt extinguishment of $4.1 million.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$103,216	$76,130	$27,086	36%
Revenue was $103.2 million for the six months ended June 30, 2018, compared to $76.1 million for the six months ended June 30, 2017, an increase of $27.1 million, or 36%. The increase in revenue was primarily due to a $26.1 million, or 47%, increase in revenue from business customers, driven by an increase of 2,293 business customers from 13,214 business customers as of June 30, 2017 to 15,507 business customers as of June 30, 2018, as well as increased sales to our existing business customers. In addition, there was an increase of $1.0 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$30,776	$23,096	$7,680	33%
Gross profit	72,440	53,034	19,406	37%
Cost of revenue was $30.8 million for the six months ended June 30, 2018, compared to $23.1 million for the six months ended June 30, 2017, an increase of $7.7 million, or 33%. The increase in cost of revenue was primarily due to an increase of $3.2 million in author fees, an increase of $2.9 in amortization of acquired intangible assets and course creation costs, an increase of $0.5 million in depreciation of capitalized software development costs primarily due to an increase in amounts capitalized for internal-use software related to features added to our platform, and an increase of $0.3 million in hosting and delivery fees to accommodate our growing customer base.
Gross profit was $72.4 million for the six months ended June 30, 2018, compared to $53.0 million for the six months ended June 30, 2017, an increase of $19.4 million, or 37%. The increase in gross profit was the result of the increase in our revenue during the six months ended June 30, 2018. Gross margin remained consistent at 70% for each of the six months ended June 30, 2017 and 2018.

Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$68,400	$40,844	$27,556	67%
Technology and content	29,818	21,531	8,287	38%
General and administrative	30,740	15,679	15,061	96%
Total operating expenses	$128,958	$78,054
Sales and Marketing
Sales and marketing expenses were $68.4 million for the six months ended June 30, 2018, compared to $40.8 million for the six months ended June 30, 2017, an increase of $27.6 million, or 67%. The increase was primarily due to an increase of $22.2 million in employee compensation costs, including an increase in equity-based compensation expense of $3.6 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $1.6 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $1.8 million related to allocated overhead costs driven by our headcount growth, an increase of $1.1 million due to additional travel expenses related to additional headcount, and an increase of $1.0 million in marketing and event costs, including for Pluralsight LIVE, our annual user conference.
Technology and Content
Technology and content expenses were $29.8 million for the six months ended June 30, 2018, compared to $21.5 million for the six months ended June 30, 2017, an increase of $8.3 million, or 38%. The increase was primarily due to an increase of $7.2 million in employee compensation costs, including an increase in equity-based compensation expense of $2.1 million, as we added headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $0.9 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $0.9 million related to allocated overhead costs primarily driven by our headcount growth.
General and Administrative
General and administrative expenses were $30.7 million for the six months ended June 30, 2018, compared to $15.7 million for the six months ended June 30, 2017, an increase of $15.1 million, or 96%. The increase was primarily due to an increase of $12.2 million in employee compensation costs, including an additional $9.1 million in equity-based compensation expense, primarily due to additional headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $5.3 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO. In addition, there was an increase of $2.0 million related to allocated overhead costs primarily driven by our headcount growth, an increase of $0.3 million for professional services, and an increase of $0.3 million due to additional travel expenses related to increased headcount.
Other (Expense) Income

	Six Months Ended June 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Interest expense	$(6,134)	$(5,124)	$(1,010)	20%
Loss on debt extinguishment	(4,085)	(1,882)	(2,203)	117%
Other income, net	35	69	(34)	(49)%
Interest expense increased primarily as a result of increased borrowings of long-term debt and higher interest rates. The interest rate on the long-term debt outstanding during the six months ended June 30, 2017 was Adjusted LIBOR plus an applicable margin of up to 4.50%, whereas the interest rate on the long-term outstanding during the six months ended June 30, 2018, until the date of repayment in May 2018, was Adjusted LIBOR plus 8.50%. We also incurred a loss on debt extinguishment resulting from the repayment of our long-term debt in May 2018. This loss is primarily the result of a prepayment premium and unamortized debt issuance costs on the date of extinguishment.

Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Non-GAAP gross profit	$40,689	$28,651	$78,409	$56,328
Non-GAAP gross margin	76%	74%	76%	74%
Non-GAAP operating loss	$(16,305)	$(10,367)	$(28,925)	$(14,917)
Free cash flow	$(9,234)	$(10,967)	$(22,295)	$(8,204)
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Non-GAAP gross profit is a non-GAAP financial measure that we define as gross profit plus equity-based compensation and amortization related to acquired intangible assets. We define non-GAAP gross margin as our non-GAAP gross profit divided by our revenue. We believe non-GAAP gross profit and non-GAAP gross margin are useful to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses. We believe these non-GAAP measures are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain non-cash items that may vary from company to company for reasons unrelated to overall profitability.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP gross profit and non-GAAP gross margin as a financial measure and for a reconciliation of our non-GAAP gross profit to gross profit, the most directly comparable financial measure calculated in accordance with GAAP.
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation and amortization related to acquired intangible assets. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP operating loss as a financial measure and for a reconciliation of our non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated in accordance with GAAP.
Free Cash Flow
We define free cash flow as net cash used in operating activities less purchases of property and equipment and purchases of our content library and other intangible assets. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital. For the three months ended June 30, 2018 and 2017, and for the six months ended June 30, 2018 and 2017, our free cash flow included cash paid for interest on our long-term debt of $1.8 million, $1.4 million, $4.3 million, and $2.6 million, respectively. We repaid all amounts outstanding under our credit facilities in May 2018, and therefore have eliminated cash paid for interest on our long-term debt. For each of the periods presented, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using free cash flow as a financial measure and for a reconciliation of free cash flow to net cash used in operations, the most directly comparable financial measure calculated in accordance with GAAP.
Reconciliation of Non-GAAP Financial Measures
We use non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, and free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, and free cash flow should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of non-GAAP gross profit, non-GAAP operating loss, and free cash flow to the related GAAP financial measures, gross profit, loss from operations, and net cash used in operating activities, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, and free cash flow in conjunction with their respective related GAAP financial measures.
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Gross profit	$37,682	$27,004	$72,440	$53,034
Equity-based compensation	46	5	46	10
Amortization of acquired intangible assets	2,961	1,642	5,923	3,284
Non-GAAP gross profit	$40,689	$28,651	$78,409	$56,328
Gross margin	70%	69%	70%	70%
Non-GAAP gross margin	76%	74%	76%	74%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Loss from operations	$(37,192)	$(16,752)	$(56,518)	$(25,020)
Equity-based compensation	17,555	4,379	20,928	6,091
Amortization of acquired intangible assets	3,332	2,006	6,665	4,012
Non-GAAP operating loss	$(16,305)	$(10,367)	$(28,925)	$(14,917)
The following table provides a reconciliation of net cash used in operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Net cash used in operating activities	$(5,793)	$(8,904)	$(16,217)	$(3,950)
Less: Purchases of property and equipment	(2,706)	(1,457)	(4,574)	(3,025)
Less: Purchases of content library	(735)	(606)	(1,504)	(1,229)
Free cash flow	$(9,234)	$(10,967)	$(22,295)	$(8,204)

Liquidity and Capital Resources
As of June 30, 2018, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $214.4 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds. Since our inception, we have financed our operations primarily through private sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. In May 2018, we completed our IPO, in which we issued and sold 23,805,000 shares of Class A common stock at a price of $15.00 per share. We received net proceeds of $332.1 million, after underwriting discounts and commissions.
Following the IPO, we repaid our outstanding long-term debt of $137.7 million and incurred a loss on debt extinguishment of $4.1 million in connection with the repayment.
For the three and six months ended June 30, 2018 and 2017, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency, as well as eliminate cash paid for interest as a result of the debt repayment in May 2018. We expect to generate positive free cash flow over the long term.

We believe our existing cash, cash equivalents, and restricted cash will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support the expansion of sales and marketing activities, technology and content efforts, and the continuing market acceptance of our platform. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
In connection with the IPO and our UP-C structure, we entered into the TRA with members of Pluralsight Holdings who did not exchange their limited liability company units of Pluralsight Holdings in the reorganization transactions entered into in connection with the IPO, or the TRA Members. As a result of the TRA, we will be obligated to pass along some of these tax benefits and cash flows by making future payments to the TRA Members. Although the actual timing and amount of any payments we make to the TRA Members under the TRA will vary, such payments may be significant. Any payments we make to TRA Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
The following table shows cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Net cash used in operating activities	$(16,217)	$(3,950)
Net cash used in investing activities	(6,078)	(4,254)
Net cash provided by financing activities	208,262	29,205
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(86)	24
Net increase in cash, cash equivalents, and restricted cash	$185,881	$21,025
Operating Activities
Cash used in operating activities for the six months ended June 30, 2018 of $16.2 million was primarily due to a net loss of $67.0 million, partially offset by equity-based compensation of $20.9 million, a favorable change in operating assets and liabilities of $12.2 million, amortization of acquired intangible assets of $6.7 million, amortization of course creation costs of $0.9 million, and depreciation of property and equipment of $4.4 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $17.5 million and a decrease in accounts receivable of $1.3 million, partially offset by an increase in prepaid expenses of $3.9 million and a decrease in accrued expenses of $2.8 million.
Cash used in operating activities for the six months ended June 30, 2017 of $4.0 million was primarily due to a net loss of $32.1 million, partially offset by equity-based compensation of $6.1 million, amortization of acquired intangible assets of $4.0 million, amortization of course creation costs of $0.7 million, a favorable change in operating assets and liabilities of $13.3 million, and depreciation of property and equipment of $2.6 million. The net changes in operating assets and liabilities resulted from an increase in the deferred revenue balance of $8.8 million, accrued expenses and other liabilities of $3.6 million, and accounts payable of $1.3 million, and a decrease in accounts receivable of $1.8 million, partially offset by prepaid expenses of $3.2 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2018 of $6.1 million related to purchases of property and equipment of $4.6 million and purchases of our content library of $1.5 million.
Cash used in investing activities for the six months ended June 30, 2017 of $4.3 million was related to purchases of property and equipment of $3.0 million and purchases of our content library of $1.2 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2018 of $208.3 million was due to $332.1 million in net proceeds from the IPO, $20.0 million in borrowings of long-term debt, partially offset by repayments of long-term debt of $137.7 million, payments of offering costs related to the IPO of $3.1 million, and payments of debt extinguishment costs of $2.2 million.
Cash provided by financing activities for the six months ended June 30, 2017 of $29.2 million was due to $115.0 million in borrowings of long-term debt, partially offset by repayments of long-term debt of $85.0 million and payments of debt issuance costs of $0.8 million.

Commitments and Contractual Obligations
A portion of the net proceeds from the IPO were used to repay the outstanding principal balance of $137.7 million under our credit agreement with Guggenheim Corporate Funding LLC, or the Guggenheim Credit Agreement, and extinguish the debt in May 2018. The Company incurred a loss on debt extinguishment of $4.1 million in connection with the repayment. Outside of the repayment of the debt outstanding under the Guggenheim Credit Agreement and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in the Prospectus.
Off-Balance Sheet Arrangements
Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
The Company's significant accounting policies are discussed in "Index to the Consolidated Financial Statements—Description of Business and Summary of Significant Accounting Policies" in the Prospectus. There have been no significant changes to these policies for the three months ended June 30, 2018, except as noted in "Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Singapore Dollar, and Indian Rupee. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international contracts are denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, we plan to begin denominating certain of our international contracts in local currencies, and over time, an increasing portion of our international contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for any of the periods presented.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2018, we had cash, cash equivalents, and restricted cash of $214.4 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, and cash flows.
Future litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In connection with the Reorganization Transactions and the IPO, Pluralsight, Inc. issued 58,111,572 shares of Class B common stock and 14,048,138 shares of Class C common stock to members of Pluralsight Holdings who retained common limited liability company units of Pluralsight Holdings, or LLC Units. In addition, a total of 39,110,660 shares of Class A common stock were issued to shareholders of certain members of Pluralsight Holdings that were corporations that merged into Pluralsight, Inc. and certain members of Pluralsight Holdings who exchanged their LLC Units for shares of Class A common stock of Pluralsight, Inc. None of the foregoing transactions involved any underwriters. The issuances of shares of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder. The members of Pluralsight Holdings who retained LLC Units have the right, from time to time and subject to the terms of the exchange agreement, to exchange their LLC Units, along with a corresponding number of shares of our Class B or Class C common stock, as applicable, for shares of Pluralsight, Inc.'s Class A common stock on a one-for-on basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions.
From April 1, 2018 through May 17, 2018 (the filing date of our registration statement of Form S-8), we issued 1,824,575 RSUs to employees under the 2017 Plan. The issuance of the foregoing securities did not involve any underwriters or underwriting discounts or commissions and the securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act.
Use of Proceeds from Public Offering of Common Stock
On May 21, 2018, we closed the IPO, in which we sold 23,805,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224301), which was declared effective by the SEC on May 16, 2018. The shares were sold for an aggregate offering price of approximately $357.1 million. We raised $332.1 million in net proceeds after deducting $25.0 million in underwriters' discounts and commissions but before deducting offering costs. As of June 30, 2018, we have reclassified approximately $7.4 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
Pluralsight Inc. used all of the net proceeds to make a capital contribution to Pluralsight Holdings in exchange for 23,805,000 LLC Units of Pluralsight Holdings. As its sole managing member, Pluralsight, Inc. caused Pluralsight Holdings to use the net proceeds it received from Pluralsight Inc. to repay all of the $137.7 million of outstanding long-term debt under the Guggenheim Credit Agreement and a prepayment premium of $2.1 million. In addition, Pluralsight Inc. caused Pluralsight Holdings to settle outstanding equity appreciation rights for $0.3 million and pay costs of $7.4 million associated with the offering.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
3.1	Amended and Restated Certificate of Incorporation of the Registrant.					X
3.2	Amended and Restated Bylaws of the Registrant.					X
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	May 7, 2018
10.1	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings, LLC, and other parties thereto, dated May 15, 2018.					X
10.2	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.					X
10.3	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pluralsight, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
August 1, 2018		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
August 1, 2018		James Budge Chief Financial Officer