Form 10-Q
period 2018-09-30
Pluralsight, Inc.
filed 2018-10-24
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 19, 2018, the registrant had 135,070,910 shares of common stock outstanding, consisting of 62,310,270 shares of Class A common stock, 58,562.329 shares of Class B common stock, and 14,198,311 shares of Class C common stock.

PLURALSIGHT, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity for the Nine Months Ended September 30, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39

Signatures		40

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Pluralsight,” “we,” “us,” “our,” “the Company,” and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC, or Pluralsight Holdings.
This Quarterly Report on Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our prospectus dated May 16, 2018 (File No. 333-224301) as filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, or the Prospectus. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$208,626	$28,267
Accounts receivable, net of allowances of $2,332 and $1,552 as of September 30, 2018 and December 31, 2017, respectively	47,801	38,229
Prepaid expenses and other current assets	8,037	5,125
Total current assets	264,464	71,621
Property and equipment, net	22,503	22,457
Content library, net	7,547	13,441
Intangible assets, net	1,935	2,854
Goodwill	123,119	123,119
Other assets	2,080	2,928
Total assets	$421,648	$236,420
Liabilities, redeemable convertible preferred units, and stockholders' equity/members’ deficit
Current liabilities:
Accounts payable	$6,834	$6,029
Accrued expenses	31,415	26,514
Accrued author fees	9,331	7,879
Deferred revenue	130,555	103,107
Total current liabilities	178,135	143,529
Deferred revenue, net of current portion	8,649	8,194
Long-term debt	—	116,037
Facility financing obligation	7,500	7,513
Other liabilities	1,090	458
Total liabilities	195,374	275,731
Commitments and contingencies (Note 8)
Redeemable convertible preferred units:
Redeemable convertible preferred units, no par value; 48,447,880 units authorized, issued and outstanding as of December 31, 2017	—	405,766
Stockholders' equity/members’ deficit:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 62,310,270 shares issued and outstanding as of September 30, 2018; 1,000 shares authorized, issued and outstanding as of December 31, 2017	6	—
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 58,566,789 shares issued and outstanding as of September 30, 2018	6	—
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,198,311 shares issued and outstanding as of September 30, 2018	1	—
Additional paid-in capital	443,182	—
Members’ capital	—	—
Accumulated other comprehensive (loss) income	(34)	25
Accumulated deficit	(335,863)	(445,102)
Total stockholders' equity attributable to Pluralsight, Inc./members' deficit	107,298	(445,077)
Non-controlling interests	118,976	—
Total stockholders' equity/members' deficit	226,274	(445,077)
Total liabilities, redeemable convertible preferred units, and stockholders' equity/members’ deficit	$421,648	$236,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$61,553	$43,286	$164,769	$119,416
Cost of revenue	15,331	12,582	46,107	35,678
Gross profit	46,222	30,704	118,662	83,738
Operating expenses:
Sales and marketing	41,392	29,410	109,792	70,254
Technology and content	17,227	12,448	47,045	33,979
General and administrative	17,398	19,094	48,138	34,773
Total operating expenses	76,017	60,952	204,975	139,006
Loss from operations	(29,795)	(30,248)	(86,313)	(55,268)
Other (expense) income:
Interest expense	(342)	(3,252)	(6,476)	(8,376)
Loss on debt extinguishment	—	—	(4,085)	(1,882)
Other income, net	654	55	689	124
Loss before income taxes	(29,483)	(33,445)	(96,185)	(65,402)
Provision for income taxes	(254)	(90)	(506)	(216)
Net loss	$(29,737)	$(33,535)	$(96,691)	$(65,618)
Less: Net loss attributable to non-controlling interests	(15,578)	—	(28,284)	—
Net loss attributable to Pluralsight, Inc.	$(14,159)	$(33,535)	$(68,407)	$(65,618)
Less: Accretion of Series A redeemable convertible preferred units	—	(34,375)	(176,275)	(57,200)
Net loss attributable to common shares	$(14,159)	$(67,910)	$(244,682)	$(122,818)
Net loss per share, basic and diluted(1)	$(0.23)		$(0.41)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,472		62,400

(1) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions (as defined below) and Pluralsight, Inc.'s initial public offering described in Note 1—Organization and Description of Business. See Note 13—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(29,737)	$(33,535)	$(96,691)	$(65,618)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(39)	5	(97)	23
Comprehensive loss	$(29,776)	$(33,530)	$(96,788)	$(65,595)
Less: Comprehensive loss attributable to non-controlling interests	(15,599)	—	(28,326)	—
Comprehensive loss attributable to Pluralsight, Inc.	$(14,177)	$(33,530)	$(68,462)	$(65,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity
(in thousands, except share/unit amounts)
(unaudited)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of the Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the rescission transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	23,931	—	—	—	23,931
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(13,073)	—	—	13,073	—
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(42)	(79)
Net loss	—	—		—	—	—	—	—	—	—	—	—	(25,747)	(28,284)	(54,031)
Balance at September 30, 2018	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$443,182	$(34)	$(335,863)	$118,976	$226,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(96,691)	$(65,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,331	4,367
Amortization of acquired intangible assets	7,721	6,018
Amortization of course creation costs	1,437	1,050
Equity-based compensation	36,972	18,988
Provision for doubtful accounts	493	360
Amortization of debt discount and debt issuance costs	1,215	1,074
Debt extinguishment costs	4,197	931
Deferred tax benefit	(98)	—
Changes in assets and liabilities:
Accounts receivable	(10,352)	(2,720)
Prepaid expenses and other assets	(2,990)	(3,204)
Accounts payable	928	2,388
Accrued expenses and other liabilities	6,912	8,721
Accrued author fees	1,452	1,328
Deferred revenue	28,190	15,501
Net cash used in operating activities	(14,283)	(10,816)
Investing activities
Purchases of property and equipment	(6,576)	(4,459)
Purchases of content library	(2,345)	(1,769)
Net cash used in investing activities	(8,921)	(6,228)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—
Payments of costs related to initial public offering	(7,083)	(175)
Borrowings of long-term debt	20,000	115,000
Repayments of long-term debt	(137,710)	(85,000)
Payments of debt extinguishment costs	(2,179)	—
Payments of debt issuance costs	(450)	(837)
Payments to settle equity appreciation rights	(325)	—
Taxes paid related to net share settlement	(78)	—
Proceeds from the issuance of common units	—	3,136
Redemption of incentive units	—	(2,801)
Payments of facility financing obligation	(13)	(12)
Net cash provided by financing activities	204,242	29,311
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(136)	38
Net increase in cash, cash equivalents, and restricted cash	180,902	12,305
Cash, cash equivalents, and restricted cash, beginning of period	28,477	19,397
Cash, cash equivalents, and restricted cash, end of period	$209,379	$31,702
Supplemental cash flow disclosure:
Cash paid for interest	$4,271	$4,702
Cash paid for income taxes, net	$338	$284
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred units	$582,041	$—
Redeemable convertible preferred unit accretion	$176,275	$57,200
Unpaid capital expenditures	$252	$84
Offering costs, accrued but not yet paid	$607	$113
Equity-based compensation capitalized as internal-use software	$114	$—
Issuance of warrants to purchase shares of Class A common stock	$984	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$208,626	$31,492
Restricted cash included in other assets	753	210
Total cash, cash equivalents, and restricted cash	$209,379	$31,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC (“Pluralsight Holdings”) and its subsidiaries (together with Pluralsight, Inc., the “Company” or “Pluralsight”). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a cloud-based technology learning platform that provides a broad range of tools for businesses and individuals, including skill assessments, a curated library of courses, learning paths, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all of the business operations and affairs of Pluralsight.
Initial Public Offering
In May 2018, Pluralsight, Inc. completed an IPO, in which it sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters' discounts and commissions, which Pluralsight, Inc. used to purchase newly issued common limited liability company units (“LLC Units") from Pluralsight Holdings. As of September 30, 2018, the Company has reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The amended and restated limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of common units. See Note 9—Stockholders' Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 9—Stockholders' Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members' LLC Units on its consolidated financial statements. As of September 30, 2018, Pluralsight, Inc. owned 47.4% of Pluralsight Holdings and the Continuing Members owned the remaining 52.6% of Pluralsight Holdings.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2017 included in the prospectus dated May 16, 2018 (File No. 333-224301), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Prospectus”).

These unaudited condensed consolidated financial statements include the accounts of Pluralsight, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
As discussed in Note 1—Organization and Description of Business, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings as a Variable Interest Entity (“VIE”). The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than a voting interest, in accordance with the VIE accounting model. A VIE is an entity in which the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2018, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the interim condensed consolidated statements of redeemable convertible preferred units, members' deficit, and stockholders' equity for the nine months ended September 30, 2018, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of equity awards, the fair value of warrants to purchase Class A common stock, useful lives of property and equipment, content library and intangible assets, provisions for doubtful accounts receivable and deferred revenue, impairment of long-lived and intangible assets, including goodwill, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 1—Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2018, except as noted below.
Leases
For build-to-suit lease arrangements, the Company evaluates the extent of its financial and operational involvement during the construction period to determine whether it is considered the owner of the construction project for accounting purposes. When the Company is considered the owner of a project under lease accounting guidance, the Company records the fair value of the building as the building is constructed with a corresponding build-to-suit facility financing obligation. Improvements to the facility during the construction project are capitalized. Lessor-afforded incentives are classified as deemed landlord financing proceeds and are included in the facility financing obligation. During the construction period, the Company estimates and records ground rent expense based on the estimated fair value of the land and an estimated incremental borrowing rate. At the end of the construction period, the Company evaluates whether it remains the owner of the building based on its ongoing involvement in the leased property. If deemed the owner of the facility following construction completion, the Company allocates rent payments to ground rent expense, reductions of the facility financing obligation, and interest expense recognized on the outstanding obligation. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $3.0 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, and $8.7 million and $10.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Equity-based compensation expense related to purchase rights issued under the 2018 Employee Stock Purchase Plan (“ESPP”) is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized following the straight-line attribution method over the offering period.
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
Non-Controlling Interests
The non-controlling interests balance represents the economic interests of LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Income or loss is attributed to the non-controlling interests based on the weighted-average LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of September 30, 2018, the non-controlling interests owned 52.6% of the vested LLC Units outstanding. The non-controlling interests' ownership percentage can fluctuate over time as LLC Units vest and as Continuing Members elect to exchange LLC Units for Class A common stock of Pluralsight, Inc.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to Pluralsight, Inc. for the periods following the Reorganization Transactions by the weighted-average number of shares of Class A common shares outstanding during the same periods after giving effect to weighted-average shares of Class A common stock that remain subject to time-based vesting requirements.
Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the periods following the Reorganization Transactions including LLC Units held by Continuing Members that are convertible into Class A common stock, stock options, restricted stock units (“RSUs”), warrants to purchase Class A common stock, and shares issuable under the ESPP for the periods after the Reorganization Transactions. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
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
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. Among other provisions, the ASU requires that cash payments for certain debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. The Company early adopted the standard during the second quarter of 2018. As a result of the adoption, the Company recorded $2.2 million in payments of debt extinguishment costs within financing activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2018. The retrospective adoption had no material effect on any prior periods.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. For public business entities that are SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For public business entities that are not SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. For all other entities, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company early adopted this ASU for its annual goodwill impairment test as of October 1, 2018. The adoption had no material effect on the unaudited condensed consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The new guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted for all entities. The Company is currently in the process of evaluating the impact of new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The impact to the Company’s consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

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
The ASU permits adoption either by using a full retrospective approach, in which all comparative periods are presented in accordance with the new standard, or a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. As the Company has elected to use the extend transition period available to emerging growth companies, the Company anticipates adopting the standard for the fiscal year ending December 31, 2019. The Company anticipates adopting the standard using the modified retrospective adoption method described above.
The Company is continuing to evaluate the impact of the adoption of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is potential the standard could have an impact on the timing of recognition of revenue and contract acquisition costs. Under the current revenue recognition guidance, the Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services. Under the new standard, the concept of contingent revenue no longer exists. As a result, the Company expects the timing of revenue recognition on multi-year subscription agreements with tiered pricing could accelerate under the new standard. Additionally, for certain contracts, the Company sells licenses that can be redeemed for subscriptions to the Company’s platform at a future date. The Company earns revenue as licenses are redeemed, and subscription services are subsequently rendered. A portion of the consideration from these contracts is allocated to licenses that are ultimately not redeemed, or breakage revenue. Under current accounting literature, the Company recognizes breakage revenue when it is legally released from its obligation to provide services. Under the new standard, breakage revenue will be estimated and recognized as services are performed. As a result of the Company’s evaluation, the timing of when revenue is recognized could accelerate for contracts with breakage revenue. The Company currently anticipates that impact of adopting the standard on its revenues will not be material; however, the Company's evaluation will depend on its complete analysis of existing contracts at the time of adoption.
As part of its evaluation, the Company has also considered the impact of the standard’s requirements with respect to the capitalization and amortization of incremental costs of obtaining a contract. Under the Company’s current accounting policy, incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that are incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the Company expects to recover those costs. As a result of this standard, the Company expects to capitalize incremental contract costs. The period over which these costs are expected to be recognized is still being evaluated by the Company. The Company expects the impact of adopting the standard on its sales and marketing expenses could be material; however, such evaluation will depend on the Company's full evaluation of contract costs at the time of adoption.
In addition, the standard will require additional financial statement disclosures, including additional disclosures for the disaggregation of revenue, contract balances, and performance obligations. The Company expects the additional disclosure requirements could be material to its consolidated financial statements.

While the Company continues to assess all potential impacts under the new standard, including the areas described above, and anticipates this standard could have a material impact on its consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its unaudited condensed consolidated financial statements at this time.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments were as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$201,264	$—	$—	$201,264

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$25,146	$—	$—	$25,146
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$7,503	$4,586
Other current assets	534	539
Prepaid expenses and other current assets	$8,037	$5,125
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation	$22,545	$18,568
Accrued income and other taxes payable	4,891	3,492
Accrued other current liabilities	3,979	4,454
Accrued expenses	$31,415	$26,514

Note 5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment	$8,951	$7,482
Software	2,026	1,982
Capitalized internal-use software costs	12,370	8,631
Furniture and fixtures	5,364	5,234
Buildings	11,251	11,251
Leasehold improvements	1,481	1,324
Construction in progress	882	587
Total property and equipment	42,325	36,491
Less: Accumulated depreciation	(19,822)	(14,034)
Property and equipment, net	$22,503	$22,457
Depreciation expense totaled $2.0 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $6.3 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 6. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Content library:
Acquired content library	$32,835	$31,446	$1,389
Course creation costs	12,986	6,828	6,158
Total	$45,821	$38,274	$7,547
Intangible assets:
Technology	$4,500	$2,610	$1,890
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$5,952	$1,935

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Content library:
Acquired content library	$32,835	$24,643	$8,192
Course creation costs	10,640	5,391	5,249
Total	$43,475	$30,034	$13,441
Intangible assets:
Technology	$4,500	$2,080	$2,420
Trademarks	1,162	773	389
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$8,887	$6,033	$2,854
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.1 million and $2.0 million for the three months ended September 30, 2018, and 2017, respectively, and $7.7 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense of course creation costs was $0.5 million and $0.4 million for the three months ended September 30, 2018, and 2017, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.
In December 2017, the Company committed to a plan to retire the website of an acquired subsidiary in order to provide a more unified user experience on the Pluralsight platform. Accordingly, the estimated useful lives of certain content library and trademark assets were adjusted. The revised useful lives resulted in a decrease in amortization expense of $0.6 million and an increase of $2.3 million during the three and nine months ended September 30, 2018, respectively. The fully-amortized assets were disposed of in June 2018.
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
Guggenheim Credit Agreement
In June 2017, the Company entered into a long-term debt facility with Guggenheim Corporate Funding, LLC pursuant to a credit agreement (“Guggenheim Credit Agreement”), consisting of a term loan facility of $115.0 million and a revolving credit facility of $5.0 million from Guggenheim Corporate Funding, LLC. Upon signing the Guggenheim Credit Agreement, the Company borrowed the $115.0 million term loan capacity available and used the majority of the proceeds to repay the full outstanding borrowings of $82.5 million under the Second Amended and Restated Credit Agreement with Silicon Valley Bank and a lending syndicate.
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
Interest accrued under the credit agreement at an adjusted LIBOR rate plus 8.50%. Adjusted LIBOR was defined as the greater LIBOR rate in effect for each interest period divided by 1 minus the Statutory Reserves (if any) for such Eurodollar borrowing for such interest period, and with respect to the term loan only, a minimum LIBOR floor of 1.00%. Under these borrowings, the Company elected to pay 2.50% of the interest due on each interest payment date in-kind rather than in cash.
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
Note 8. Commitments and Contingencies
Letters of Credit
As of September 30, 2018 and December 31, 2017, the Company had a total of $0.8 million and $0.2 million, respectively, in letters of credit outstanding. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. The letters of credit are collateralized by a portion of the Company’s cash, which is reflected as restricted cash and classified within other assets on the condensed consolidated balance sheets.
Lease Commitments
The Company is committed under certain operating leases with third parties for office space. These leases expire at various times through 2035. The Company recognizes rent expense on a straight-line basis over the lease period. Payments made under the Company’s lease for its corporate headquarters in Farmington, Utah are not recorded as rent expense in the condensed consolidated statements of operations. These payments are effectively recorded as repayments of the financing obligation and interest expense in the condensed consolidated statements of operations as the Company did not qualify for sale-leaseback accounting upon completion of the facilities build out and is considered to be the owner of the buildings for accounting purposes.
In August 2018, the Company entered into a new non-cancellable operating lease agreement to rent office space for the Company's future headquarters to be constructed in Draper, Utah for a period of 15 years beginning on the earlier to occur of the date that the Company opens for business in the leased premises or the commencement date of June 24, 2020 (which date may be extended by construction delays). The Company will pay basic annual rent in monthly installments beginning on the rent commencement date, which are reflected in the table of future minimum lease payments below. The annual rent amount will be determined based on the cost of construction of the premises. Based on the current estimate of the cost of construction, the basic rent amount for the first year is expected to be $7.9 million, and the annual rent amount will increase by two percent each year following the rent commencement date. In the event the costs incurred by the landlord exceed the agreed upon cost of construction, the landlord may elect to pay such amounts and add such amounts to the cost of construction and increase the basic rent amount or require the Company to pay such amounts. The landlord has agreed to an abatement of basic rent payments at the commencement of the initial lease term of up to approximately $3.2 million.
Based on the Company's involvement in the construction of its future headquarters, the lease qualifies for build-to-suit accounting. As a result, the Company will record the fair value of the building and a corresponding build-to-suit facility financing obligation as the building is constructed. Additionally, the Company will record ground rent expense during the construction period based on its estimate of the fair value of the land. As of September 30, 2018, the construction period for the future headquarters had not yet commenced.
At September 30, 2018, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, and lease payments for the Company's future headquarters in Draper, Utah were as follows (in thousands):

Years Ending December 31,
2018 (remaining three months)	$1,668
2019	5,804
2020	7,466
2021	9,879
2022	9,871
Thereafter	109,185
Total future minimum lease payments	$143,873
Rent expense under operating leases was $1.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Recapitalization of Pluralsight Holdings
In connection with the Reorganization Transactions and the amendment and restatement of the LLC Agreement, all membership interests in Pluralsight Holdings were converted into a single-class of common LLC Units and certain holders of LLC Units elected to exchange LLC Units for Class A common stock of Pluralsight, Inc. The following is a summary of the shares converted or exchanged in connection with the Reorganization Transactions:

•	48,407,645 common units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted on a one-for-one basis into LLC Units.

•	48,447,880 redeemable convertible preferred units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted on a one-for-one basis into LLC Units.

•
15,783,689 incentive units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted into 12,667,778 LLC Units after giving effect to the threshold price and catch-up price per unit.

•
3,000,000 Class B incentive units of Pluralsight Holdings outstanding prior to the Reorganization Transactions were converted into 1,747,067 LLC Units after giving effect to the threshold price and catch-up price per unit.

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
Rescission Transactions
In September 2018, the Company entered into agreements of rescission (“Rescission Transactions”) with certain stockholders of the Company (the “Rescinding Holders”) holding an aggregate of 605,390 shares of Class A common stock, pursuant to which the Company agreed to rescind the individuals' prior exchange of unvested LLC Units of Pluralsight Holdings for unvested shares of Class A common stock in connection with the Reorganization Transactions. As a result of the Rescission Transactions, a total of 605,390 LLC Units of Pluralsight Holdings and a corresponding 455,217 shares of Class B common stock and 150,173 shares of Class C common stock were issued to Rescinding Holders. In addition, the issuance of 605,390 shares of Class A common stock was rescinded. The LLC Units and corresponding shares of Class B and Class C common stock, where applicable, are subject to the same vesting conditions that existed prior to the Rescission Transactions, and the Rescinding Holders are eligible to participate in the TRA. All Rescinding Holders are employees of the Company, including employees and officers who are related parties to the Company.
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
Note 10. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the total adjustments to the non-controlling interests were $13.1 million and were primarily related to equity-based compensation and the settlement of equity-based awards. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of September 30, 2018, the non-controlling interests of Pluralsight Holdings owned 52.6% of the outstanding LLC Units, with the remaining 47.4% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	September 30, 2018
	Units	Ownership %
Pluralsight, Inc.'s ownership of LLC Units	62,310,270	47.4%
LLC Units owned by the Continuing Members(1)	69,092,179	52.6%
	131,402,449	100.0%

(1) Excludes 3,672,921 LLC Units still subject to time-based vesting requirements.
Note 11. Equity-Based Compensation
Incentive Unit Plan
Certain employees and directors were granted incentive units in Pluralsight Holdings, pursuant to the Incentive Unit Plan (“2013 Plan”). In connection with the Reorganization Transactions, all outstanding incentive units were converted into LLC Units of Pluralsight Holdings and certain holders of incentive units elected to exchange LLC Units for shares of Class A common stock of Pluralsight, Inc. Shares of Class A common stock and LLC Units issued as a result of the exchange or conversion of unvested incentive units remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. In connection with the IPO, the 2013 Plan was terminated.
As discussed in Note 9—Stockholders' Equity, in September 2018, the Company entered into the Rescission Transactions with the Rescinding Holders. In connection with the Rescission Transactions, the Company issued LLC Units and corresponding shares of Class B or Class C common stock, as applicable, to the Rescinding Holders in exchange for the rescission of an equivalent number of shares of Class A common stock. The LLC Units and corresponding shares of Class B and Class C common stock are subject to the same time-based vesting requirements that existed prior to the Rescission Transactions.

The unvested shares of Class A common stock following the exchange of unvested incentive units are summarized as follows:

	Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested Class A common shares outstanding following the Reorganization Transactions	605,390	$6.55
Vested	(237,530)	8.40
Effect of the Rescission Transactions	(367,860)	5.35
Unvested Class A common shares outstanding—September 30, 2018	—	$—
The unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value
Unvested LLC Units outstanding following the Reorganization Transactions	3,942,674	$7.73
Vested	(637,613)	7.74
Effect of the Rescission Transactions	367,860	5.35
Unvested LLC Units outstanding—September 30, 2018	3,672,921	$7.49
The Company evaluated the conversion and exchange of incentive units as part of the Reorganization Transactions and the effect of the Rescission Transactions, and concluded the transactions were not a modification of the equity awards. Accordingly, the Company will continue to recognize equity-based compensation using the grant date fair value as measured on the original grant date of the incentive units. As of September 30, 2018, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $25.1 million, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of Class A common shares and LLC Units vested during the period from the date of the Reorganization Transactions to September 30, 2018 was $22.0 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. A total of 22,149,995 shares of Class A common stock were reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan's administrator.
In connection with the IPO, the 2017 Plan was terminated. At the time the 2017 Plan was terminated, a total of 4,508,835 RSUs granted under the 2017 Plan remained outstanding. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2017 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2017 Plan, up to 4,508,835 shares, will automatically be transferred to the 2018 Plan.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options will vest ratably in equal six-month periods over a period of two years from the IPO date.

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2017	—	$—
Granted	5,236,155	15.00
Forfeited or cancelled	(3,979)	15.00
Balance as of September 30, 2018	5,232,176	$15.00	9.6	$88.9
As of September 30, 2018, no options were vested or exercisable. The total unrecognized equity-based compensation related to the stock options was $33.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.
The grant date fair value of the stock options was determined using the Black-Scholes model with the following assumptions:

Dividend yield	None
Volatility	55.0%
Risk-free interest rate	2.97%
Expected term (years)	5.63
RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight, Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition is satisfied upon the occurrence of a qualifying event, which is defined as a change of control transaction or upon expiration of a lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $7.8 million. The remaining unrecognized equity-based compensation expense related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.
Under the 2017 Plan, all restricted share units granted were initially restricted share units of Pluralsight Holdings. In connection with the IPO, all restricted share units were converted into RSUs of Pluralsight, Inc., except for Class B restricted share units of Pluralsight Holdings, which remain restricted share units of Pluralsight Holdings, and represent the right to receive LLC Units and corresponding shares of Class C common stock of Pluralsight, Inc. upon vesting.
The activity for RSUs for the nine months ended September 30, 2018 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value
RSUs of Pluralsight, Inc.
Balance at December 31, 2017	2,178,450	$7.06
Granted	3,464,817	11.93
Forfeited or cancelled	(244,500)	7.62
Balance at September 30, 2018	5,398,767	$10.16
Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2017 and September 30, 2018	3,000,000	$8.24
As of September 30, 2018, unrecognized compensation cost related to the RSUs, including restricted share units of Pluralsight Holdings, was $63.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan
In May 2018, Pluralsight, Inc.'s board of directors adopted the ESPP. A total of 2,970,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator.
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
The initial offering period began on the IPO date. As of September 30, 2018, a total of 2,823,657 shares were issuable to employees based on contribution elections made under the ESPP and no shares had yet been purchased. As of  September 30, 2018, total unrecognized equity-based compensation was $13.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions:

Dividend yield	None
Volatility	55.0%
Risk-free interest rate	2.05%—2.50%
Expected term (years)	0.5—2.0
Equity Appreciation Rights
In connection with the IPO, the Company elected to settle all vested equity appreciation rights (“EARs”) for a cash payment of $0.3 million. The EARs vest upon satisfaction of both time and a liquidity condition, which was satisfied upon completion of the IPO. The remaining unvested EARs were cancelled on the date of the IPO. Prior to the IPO, the vesting of EARs was not probable and no equity-based compensation related to the EARs had been recognized. The Company recognized $0.1 million in compensation cost on the date of the IPO measured using the grant date fair value of the award using a Black-Scholes model.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$40	$5	$86	$15
Sales and marketing	4,372	631	9,343	2,010
Technology and content	2,790	499	5,839	1,489
General and administrative	8,842	11,762	21,704	15,474
Total equity-based compensation	$16,044	$12,897	$36,972	$18,988

Equity-based compensation capitalized as internal-use software was $0.1 million for the three and nine months ended September 30, 2018.
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
For the three months ended September 30, 2018 and 2017 the Company's estimated effective tax rate was (1.8)% and (0.3)%, respectively. For the nine months ended September 30, 2018 and 2017, the Company's estimated effective tax rate was (0.8)% and (0.3)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions and the full domestic valuation allowance.
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
Tax Receivable Agreement and Reorganization Transactions
In connection with the Reorganization Transactions, certain members of Pluralsight Holdings (“Former Members”) exchanged LLC Units for shares of Class A common stock of Pluralsight, Inc. As a result of this exchange, the Company acquired certain tax attributes held by the Former Members. Additionally, the Company could obtain future increases in its tax basis of the assets of Pluralsight Holdings when LLC Units are redeemed or exchanged by the Continuing Members. This increase in tax basis may have the effect of reducing the amounts paid in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On the date of the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units.
The Company maintains a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Units or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of September 30, 2018, no members of the TRA had exchanged LLC Units for Class A common shares and therefore the Company had not recorded any liabilities under the TRA.
As discussed in Note 9—Stockholders' Equity, the Company entered into the Rescission Transactions in September 2018, whereby the Rescinding Holders rescinded their exchange of LLC Units of Pluralsight Holdings for shares of Class A common stock. As a result of the Rescission Transactions, the Rescinding Holders are eligible to participate in the TRA. The TRA liability, if any, that may be owed to new TRA members as a result of the Rescission Transactions is not expected to be recorded until the tax benefits derived from future exchanges are more-likely-than-not to be realized.

Tax Reform Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted in the United States resulting in a reduction of the corporate income tax rate to 21%. In addition, the Tax Act limits the deductibility of interest expense, implements a modified territorial tax system, and imposes a one-time repatriation tax on deemed repatriated untaxed earnings and profits of U.S.-owned foreign subsidiaries (“Toll Charge”).
In the fourth quarter of 2017, the Company recorded a provisional Toll Charge and remeasured its deferred tax assets and liabilities to reflect the lower corporate income tax rate. The amounts were computed based on information available to the Company; however, there is still uncertainty as to the application of the Tax Act. As of September 30, 2018, the Company had not yet completed its analysis of the effects of the Tax Act, including the Toll Charge computation. The analysis is expected to be completed within one year of the enactment date of the Tax Act. Because the Company has recorded a full valuation allowance in the United States, changes to the reported impact of the Tax Act based on additional guidance or further analysis are not expected to materially affect the effective tax rate in future periods. No adjustments to the provisional amounts recorded in the fourth quarter of 2017 had been made as of September 30, 2018.
As a result of the Toll Charge, all previously unremitted earnings have now been subject to federal tax in the United States; however, the Company plans to, and has the ability to, indefinitely reinvest such earnings in their respective foreign jurisdictions; therefore, no additional tax liability such as state or withholding tax has been provided for on such earnings.
The Company continues to analyze the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that became effective starting January 1, 2018, and other provisions of the Tax Act. The Company has delayed finalizing its GILTI policy election under SAB 118 until it has the necessary information available to analyze and make an informed policy decision. Because the Company is still evaluating the GILTI provisions and the future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its estimated annual effective tax rate for the three and nine months ended September 30, 2018 and has not provided additional GILTI on deferred items.
Note 13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

	Three Months Ended September 30, 2018	May 16, 2018 through September 30, 2018

Numerator:
Net loss	$(29,737)	$(54,031)
Less: Net loss attributable to non-controlling interests	(15,578)	(28,284)
Net loss attributable to Pluralsight, Inc.	$(14,159)	$(25,747)
Denominator:
Weighted-average common shares outstanding	62,876	62,867
Less: Weighted-average common shares subject to time-based vesting	(404)	(467)
Weighted-average common shares outstanding, basic and diluted	62,472	62,400
Net loss per share, basic and diluted	$(0.23)	$(0.41)
During the three months ended September 30, 2018, and the period from May 16, 2018 through September 30, 2018, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of September 30, 2018
LLC Units held by Continuing Members	72,765
Stock options	5,232
RSUs of Pluralsight, Inc.	5,399
Restricted Share Units of Pluralsight Holdings	3,000
Shares issuable under ESPP	2,824
Warrants to purchase Class A common shares	424
Total	89,644
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
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$39,368	$28,543	$104,901	$77,263
United Kingdom	6,375	4,570	17,463	13,023
Other foreign locations	15,810	10,173	42,405	29,130
Total revenue	$61,553	$43,286	$164,769	$119,416
Percentage of revenue generated outside of the United States	36%	34%	36%	35%
With the exception of the United Kingdom, no other foreign country accounted for 10% or more of revenue during the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017.

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
In May 2018, Pluralsight, Inc. completed an initial public offering, or IPO, in which it issued and sold 23,805,000 shares of Class A common stock. The price per share to the public was $15.00. We received net proceeds of $332.1 million, after deducting underwriting discounts and commissions.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Billings	$72,243	$50,005	$192,959	$134,917
Billings from business customers	$61,143	$39,920	$161,018	$105,092
% of billings from business customers	85%	80%	83%	78%
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
Other (Expense) Income
Other (expense) income consists primarily of interest expense on long-term debt, gains or losses on foreign currency transactions, and interest income earned on our cash and cash equivalents. We repaid our long-term debt following the completion of the IPO, and as a result, interest expense has significantly decreased.
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Revenue	$61,553	$43,286	$164,769	$119,416
Cost of revenue(1)(2)	15,331	12,582	46,107	35,678
Gross profit	46,222	30,704	118,662	83,738
Operating expenses(1)(2):
Sales and marketing	41,392	29,410	109,792	70,254
Technology and content	17,227	12,448	47,045	33,979
General and administrative	17,398	19,094	48,138	34,773
Total operating expenses	76,017	60,952	204,975	139,006
Loss from operations	(29,795)	(30,248)	(86,313)	(55,268)
Other (expense) income:
Interest expense	(342)	(3,252)	(6,476)	(8,376)
Loss on debt extinguishment	—	—	(4,085)	(1,882)
Other income, net	654	55	689	124
Loss before income taxes	(29,483)	(33,445)	(96,185)	(65,402)
Provision for income taxes	(254)	(90)	(506)	(216)
Net loss	$(29,737)	$(33,535)	$(96,691)	$(65,618)

(1)	Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$40	$5	$86	$15
Sales and marketing	4,372	631	9,343	2,010
Technology and content	2,790	499	5,839	1,489
General and administrative	8,842	11,762	21,704	15,474
Total equity-based compensation	$16,044	$12,897	$36,972	$18,988

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue	$880	$1,642	$6,803	$4,926
Sales and marketing	—	161	389	483
Technology and content	176	176	529	528
General and administrative	—	27	—	81
Total amortization of acquired intangible assets	$1,056	$2,006	$7,721	$6,018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	25	29	28	30
Gross profit	75	71	72	70
Operating expenses:
Sales and marketing	67	68	67	59
Technology and content	28	29	29	28
General and administrative	28	44	29	29
Total operating expenses	123	141	125	116
Loss from operations	(48)	(70)	(53)	(46)
Other (expense) income:
Interest expense	(1)	(8)	(4)	(7)
Loss on debt extinguishment	—	—	(2)	(2)
Other income, net	1	—	—	—
Loss before income taxes	(48)	(78)	(59)	(55)
Provision for income taxes	—	—	—	—
Net loss	(48)%	(78)%	(59)%	(55)%
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$61,553	$43,286	$18,267	42%

Revenue was $61.6 million for the three months ended September 30, 2018, compared to $43.3 million for the three months ended September 30, 2017, an increase of $18.3 million, or 42%. The increase in revenue was primarily due to a $17.8 million, or 55%, increase in revenue from business customers, driven by an increase of 2,298 business customers from 13,887 business customers as of September 30, 2017 to 16,185 business customers as of September 30, 2018, as well as increased sales to our existing business customers. In addition, there was an increase of $0.5 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$15,331	$12,582	$2,749	22%
Gross profit	46,222	30,704	15,518	51%
Cost of revenue was $15.3 million for the three months ended September 30, 2018, compared to $12.6 million for the three months ended September 30, 2017, an increase of $2.7 million, or 22%. The increase in cost of revenue was primarily due to an increase of $2.3 million in author fees, an increase of $0.4 million in depreciation of capitalized software development costs, and an increase of $0.3 million in hosting and delivery fees to accommodate our growing customer base. These increases were partially offset by a decrease of $0.6 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $46.2 million for the three months ended September 30, 2018, compared to $30.7 million for the three months ended September 30, 2017, an increase of $15.5 million, or 51%. The increase in gross profit was the result of the increase in our revenue during the three months ended September 30, 2018. Gross margin increased from 71% for the three months ended September 30, 2017 to 75% for the three months ended September 30, 2018. The increase in gross margin was due to a decrease in amortization of acquired intangible assets from $1.6 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018. The remaining increase was due to general improvements in efficiency as the growth in revenue exceeded the growth in costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$41,392	$29,410	$11,982	41%
Technology and content	17,227	12,448	4,779	38%
General and administrative	17,398	19,094	(1,696)	(9)%
Total operating expenses	$76,017	$60,952
Sales and Marketing
Sales and marketing expenses were $41.4 million for the three months ended September 30, 2018, compared to $29.4 million for the three months ended September 30, 2017, an increase of $12.0 million, or 41%. The increase was primarily due to an increase of $11.7 million in employee compensation costs, including $3.7 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $1.7 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $1.0 million due to additional travel expenses related to additional headcount. These increases were partially offset by a decrease of $2.2 million in certain marketing and event costs.
Technology and Content
Technology and content expenses were $17.2 million for three months ended September 30, 2018, compared to $12.4 million for the three months ended September 30, 2017, an increase of $4.8 million, or 38%. The increase was primarily due to an increase of $4.8 million in employee compensation costs, including $2.3 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $0.3 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a $0.6 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $17.4 million for the three months ended September 30, 2018, compared to $19.1 million for the three months ended September 30, 2017, a decrease of $1.7 million, or 9%. The decrease was primarily due to a decrease of $2.7 million in employee compensation costs, including $2.9 million less in equity-based compensation expense. These decreases were primarily due to equity-based compensation charges during the three months ended September 30, 2017 of $9.9 million associated with the sale of common units held by an affiliate of one of our co-founders to certain existing investors at a price in excess of fair value. These decreases were partially offset by an increase of $7.2 million in employee compensation costs due to additional headcount to support our growth and ongoing costs as a public company, an increase of $0.6 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $0.2 million due to additional travel expenses related to additional headcount.
Other (Expense) Income

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Interest expense	$(342)	$(3,252)	$2,910	(89)%
Other income, net	654	55	599	1,089%
Interest expense decreased primarily as a result of our repayment of long-term debt in May 2018.
Other income, net was $0.7 million for the three months ended September 30, 2018, compared to $0.1 million for three months ended September 30, 2017, an increase of $0.6 million. The increase was primarily due to additional interest income earned from our increased cash and cash equivalents as a result of net proceeds from our IPO.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$164,769	$119,416	$45,353	38%
Revenue was $164.8 million for the nine months ended September 30, 2018, compared to $119.4 million for the nine months ended September 30, 2017, an increase of $45.4 million, or 38%. The increase in revenue was primarily due to a $44.0 million, or 50%, increase in revenue from business customers, driven by an increase of 2,298 business customers from 13,887 business customers as of September 30, 2017 to 16,185 business customers as of September 30, 2018, as well as increased sales to our existing business customers. In addition, there was an increase of $1.4 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$46,107	$35,678	$10,429	29%
Gross profit	118,662	83,738	34,924	42%
Cost of revenue was $46.1 million for the nine months ended September 30, 2018, compared to $35.7 million for the nine months ended September 30, 2017, an increase of $10.4 million, or 29%. The increase in cost of revenue was primarily due to an increase of $5.5 million in author fees, an increase of $2.3 million in amortization of acquired intangible assets and course creation costs, an increase of $0.9 million in depreciation of capitalized software development costs primarily due to an increase in amounts capitalized for internal-use software related to features added to our platform, and an increase of $0.6 million in hosting and delivery fees to accommodate our growing customer base.
Gross profit was $118.7 million for the nine months ended September 30, 2018, compared to $83.7 million for the nine months ended September 30, 2017, an increase of $34.9 million, or 42%. The increase in gross profit was the result of the increase in our revenue during the nine months ended September 30, 2018. Gross margin increased from 70% for the nine months ended September 30, 2017 to 72% for the nine months ended September 30, 2018.

Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$109,792	$70,254	$39,538	56%
Technology and content	47,045	33,979	13,066	38%
General and administrative	48,138	34,773	13,365	38%
Total operating expenses	$204,975	$139,006
Sales and Marketing
Sales and marketing expenses were $109.8 million for the nine months ended September 30, 2018, compared to $70.3 million for the nine months ended September 30, 2017, an increase of $39.5 million, or 56%. The increase was primarily due to an increase of $34.1 million in employee compensation costs, including an increase in equity-based compensation expense of $7.3 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $1.6 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs satisfied by the expiration of the lock-up period following the IPO became probable. In addition, there was an increase of $3.4 million related to allocated overhead costs driven by our headcount growth and an increase of $2.1 million due to additional travel expenses related to additional headcount. These increases were partially offset by a decrease of $1.2 million in marketing and event costs.
Technology and Content
Technology and content expenses were $47.0 million for the nine months ended September 30, 2018, compared to $34.0 million for the nine months ended September 30, 2017, an increase of $13.1 million, or 38%. The increase was primarily due to an increase of $12.0 million in employee compensation costs, including an increase in equity-based compensation expense of $4.4 million, as we added headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $0.9 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs satisfied by the expiration of the lock-up period following the IPO became probable. In addition, there was an increase of $1.1 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $0.4 million in depreciation expense of property and equipment. These increases were offset by an increase of $0.7 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $48.1 million for the nine months ended September 30, 2018, compared to $34.8 million for the nine months ended September 30, 2017, an increase of $13.4 million, or 38%. The increase was primarily due to an increase of $9.6 million in employee compensation costs, including $6.2 million in equity-based compensation expense, primarily due to additional headcount to support our growth. Of the total increase in equity-based compensation expense, approximately $5.3 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs satisfied by the expiration of the lock-up period following the IPO became probable. In addition, there was an increase of $2.6 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $0.5 million due to additional travel expenses related to increased headcount.
Other (Expense) Income

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Interest expense	$(6,476)	$(8,376)	$1,900	(23)%
Loss on debt extinguishment	(4,085)	(1,882)	(2,203)	117%
Other income, net	689	124	565	456%
Interest expense decreased primarily as a result of our repayment of long-term debt in May 2018. In connection with the repayment, we incurred a loss on debt extinguishment of $4.1 million.

Other income, net was $0.7 million for the nine months ended September 30, 2018, compared to $0.1 million for nine months ended September 30, 2017, an increase of $0.6 million. The increase was primarily due to additional interest income earned from our increased cash equivalents as a result of net proceeds from our IPO.
Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Non-GAAP gross profit	$47,142	$32,351	$125,551	$88,679
Non-GAAP gross margin	77%	75%	76%	74%
Non-GAAP operating loss	$(12,695)	$(15,345)	$(41,620)	$(30,262)
Free cash flow	$(909)	$(8,840)	$(23,204)	$(17,044)
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
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP gross profit and non-GAAP gross margin as financial measures and for a reconciliation of our non-GAAP gross profit to gross profit, the most directly comparable financial measure calculated in accordance with GAAP.
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
Free Cash Flow
We define free cash flow as net cash used in operating activities less purchases of property and equipment and purchases of our content library and other intangible assets. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital. For the three months ended September 30, 2017, and the nine months ended September 30, 2018 and 2017, our free cash flow included cash paid for interest on our long-term debt of $2.1 million, $4.3 million, and $4.7 million, respectively. We repaid all amounts outstanding under our credit facilities in May 2018, and therefore have eliminated cash paid for interest on our long-term debt. For each of the periods presented, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.
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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Gross profit	$46,222	$30,704	$118,662	$83,738
Equity-based compensation	40	5	86	15
Amortization of acquired intangible assets	880	1,642	6,803	4,926
Non-GAAP gross profit	$47,142	$32,351	$125,551	$88,679
Gross margin	75%	71%	72%	70%
Non-GAAP gross margin	77%	75%	76%	74%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Loss from operations	$(29,795)	$(30,248)	$(86,313)	$(55,268)
Equity-based compensation	16,044	12,897	36,972	18,988
Amortization of acquired intangible assets	1,056	2,006	7,721	6,018
Non-GAAP operating loss	$(12,695)	$(15,345)	$(41,620)	$(30,262)
The following table provides a reconciliation of net cash used in operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$1,934	$(6,866)	$(14,283)	$(10,816)
Less: Purchases of property and equipment	(2,002)	(1,434)	(6,576)	(4,459)
Less: Purchases of content library	(841)	(540)	(2,345)	(1,769)
Free cash flow	$(909)	$(8,840)	$(23,204)	$(17,044)

Liquidity and Capital Resources
As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $209.4 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds. Since our inception, we have financed our operations primarily through private sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. In May 2018, Pluralsight, Inc. completed an IPO, in which it issued and sold 23,805,000 shares of Class A common stock at a price of $15.00 per share. We received net proceeds of $332.1 million, after underwriting discounts and commissions.
Following the IPO, we repaid our outstanding long-term debt of $137.7 million and incurred a loss on debt extinguishment of $4.1 million in connection with the repayment.

For the three and nine months ended September 30, 2018 and 2017, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency, as well as eliminate cash paid for interest as a result of the debt repayment in May 2018. We expect to generate positive free cash flow over the long term.
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
In connection with the IPO and our UP-C structure, we entered into the TRA with members of Pluralsight Holdings who did not exchange their LLC Units of Pluralsight Holdings in the Reorganization Transactions, or the TRA Members. As a result of the TRA, we will be obligated to pass along certain tax benefits and cash flows by making future payments to the TRA Members. Although the actual timing and amount of any payments we make to the TRA Members under the TRA will vary, such payments may be significant. Any payments we make to TRA Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
The following table shows cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Net cash used in operating activities	$(14,283)	$(10,816)
Net cash used in investing activities	(8,921)	(6,228)
Net cash provided by financing activities	204,242	29,311
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(136)	38
Net increase in cash, cash equivalents, and restricted cash	$180,902	$12,305
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2018 of $14.3 million was primarily due to a net loss of $96.7 million, partially offset by equity-based compensation of $37.0 million, a favorable change in operating assets and liabilities of $24.1 million, amortization of acquired intangible assets of $7.7 million, amortization of course creation costs of $1.4 million, and depreciation of property and equipment of $6.3 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $28.2 million and an increase in accrued expenses and other liabilities of $6.9 million, partially offset by an increase in accounts receivable of $10.4 million and an increase in prepaid expenses of $3.0 million.
Cash used in operating activities for the nine months ended September 30, 2017 of $10.8 million was primarily due to a net loss of $65.6 million, partially offset by a favorable change in operating assets and liabilities of $22.0 million, equity-based compensation of $19.0 million, amortization of acquired intangible assets of $6.0 million, depreciation of property and equipment of $4.4 million, and amortization of course creation costs of $1.1 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $15.5 million, an increase in accrued expenses and other liabilities of $8.7 million, and an increase in accounts payable of $2.4 million, partially offset by an increase in prepaid expenses of $3.2 million and an increase in accounts receivable of $2.7 million.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2018 of $8.9 million related to purchases of property and equipment of $6.6 million and purchases of our content library of $2.3 million.
Cash used in investing activities for the nine months ended September 30, 2017 of $6.2 million was related to purchases of property and equipment of $4.5 million and purchases of our content library of $1.8 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2018 of $204.2 million was due to net proceeds from the IPO of $332.1 million and borrowings of long-term debt of $20.0 million, partially offset by repayments of long-term debt of $137.7 million, payments of offering costs related to the IPO of $7.1 million, and payments of debt extinguishment costs of $2.2 million.
Cash provided by financing activities for the nine months ended September 30, 2017 of $29.3 million was due to borrowings of long-term debt of $115.0 million and proceeds from the issuance of common units of $3.1 million, partially offset by repayments of long-term debt of $85.0 million, redemption of incentive units of $2.8 million, and payments of debt issuance costs of $0.8 million.
Commitments and Contractual Obligations
A portion of the net proceeds from the IPO were used to repay the outstanding principal balance of $137.7 million under our credit agreement with Guggenheim Corporate Funding LLC, or the Guggenheim Credit Agreement, and extinguish the debt in May 2018. The Company incurred a loss on debt extinguishment of $4.1 million in connection with the repayment.
In August 2018, we entered into a new non-cancellable operating lease agreement to rent office space for our future headquarters to be constructed in Draper, Utah for a period of 15 years beginning on the earlier to occur of the date that we open for business in the leased premises or the commencement date of June 24, 2020 (which date may be extended by construction delays). We will pay basic annual rent in monthly installments beginning on the rent commencement date. The annual rent amount will be determined based on the cost of construction of the premises. Based on the current estimate of the cost of construction, the basic rent amount for the first year is expected to be $7.9 million, and the annual rent amount will increase by two percent each year following the rent commencement date. In the event the costs incurred by the landlord exceed the agreed upon cost of construction, the landlord may elect to pay such amounts and add such amounts to the cost of construction and increase the basic rent amount or require us to pay such amounts. The landlord has agreed to an abatement of basic rent payments at the commencement of the initial lease term of up to approximately $3.2 million.
Outside of the repayment of the debt outstanding under the Guggenheim Credit Agreement, the non-cancellable lease discussed above, and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in the Prospectus.
Off-Balance Sheet Arrangements
Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company's significant accounting policies are discussed in "Index to the Consolidated Financial Statements—Description of Business and Summary of Significant Accounting Policies" in the Prospectus. There have been no significant changes to these policies for the three months ended September 30, 2018, except as noted in "Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business. Our market risk is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates.
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
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2018, we had cash, cash equivalents, and restricted cash of $209.4 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On May 21, 2018, we closed the IPO, in which we sold 23,805,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224301), which was declared effective by the SEC on May 16, 2018. The shares were sold for an aggregate offering price of approximately $357.1 million. We raised $332.1 million in net proceeds after deducting $25.0 million in underwriters' discounts and commissions but before deducting offering costs. As of September 30, 2018, we have reclassified approximately $7.4 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

Pluralsight, Inc. used all of the net proceeds to make a capital contribution to Pluralsight Holdings in exchange for 23,805,000 LLC Units of Pluralsight Holdings. As its sole managing member, Pluralsight, Inc. caused Pluralsight Holdings to use the net proceeds it received from Pluralsight, Inc. to repay all of the $137.7 million of outstanding long-term debt under the Guggenheim Credit Agreement and a prepayment premium of $2.1 million. In addition, Pluralsight, Inc. caused Pluralsight Holdings to settle outstanding equity appreciation rights for $0.3 million and pay costs of $7.4 million associated with the offering.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
10.1	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
October 24, 2018		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
October 24, 2018		James Budge Chief Financial Officer