Form 10-K
period 2018-12-31
Pluralsight, Inc.
filed 2019-02-21
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-38498

PLURALSIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3605465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
182 North Union Avenue
Farmington, Utah 84025
(Address of principal executive offices)

(801) 784-9007
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $0.0001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion based on the closing price of a share of common stock on June 29, 2018 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 31, 2019, the registrant had 137,488,519 shares of common stock outstanding, consisting of 66,639,109 shares of Class A common stock, 56,206,481 shares of Class B common stock, and 14,642,929 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement are incorporated by reference into Part III of this Form 10-K where indicated. Such 2019 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PLURALSIGHT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “Pluralsight,” “we,” “us,” “our,” “the Company,” and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC, or Pluralsight Holdings.
This Annual Report on Form 10-K, including the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, cash (used in) provided by operating activities, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets; and

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. There are important factors that could cause our actual results, events, or circumstances to differ materially from the results, events, or circumstances expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should specifically consider the numerous risks outlined in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business.
Overview
Pluralsight is a leading provider of technology skill development solutions committed to closing the global technology skills gap through our cloud-based technology skills platform. Learners on our platform can quickly acquire today’s most valuable technology skills through high-quality learning experiences delivered by subject-matter experts, available on any device at any time. We provide businesses with visibility into the strengths of their workforce, allowing them to better align resources, provide targeted skill development, and advance the skills of their teams. Ultimately, our mission is to democratize technology skills.
Our learning experiences empower customers to adapt and thrive in the midst of unprecedented technological change and digital transformation. As a result, technology leaders now see us as their “supply chain for intellectual property.” We empower the people who power businesses by enabling businesses around the world to drive innovation through a smarter workforce.
Many companies still use traditional in-person, instructor-led training, or ILT, models, which do not move fast enough or scale quickly enough to meet the ever-increasing demand. We are disrupting these traditional skill development models to provide people the skill development they need, when they need it, because learning should not be confined to a classroom, a “one size fits all” curriculum, or to a select minority of people.
Our cloud-based technology skills platform provides a broad range of tools, including skill and role assessments, a curated library of expert-authored courses, directed learning paths, interactive labs, and business analytics. Our platform is powered by Iris, our proprietary machine-learning driven skill and role assessment algorithm and recommendation engine, which enables businesses to more effectively quantify and develop skills across technologies. Through our platform we provide both businesses and individuals with the ability to stay smart, remain relevant, and drive results.
Closing the technology skills gap requires more than success in our commercial business. That is why we created Pluralsight One, our social impact initiative, committed to serving marginalized populations that our commercial business will not reach.
In recent years, we have reached significant scale in users and our customer base, which span over 180 countries across the globe. As of December 31, 2018, we had 16,756 business customers, including over 810,000 business users, compared to 575,000 business users as of December 31, 2017. Our customers included over 340 of the 2018 Fortune 500.
We have achieved significant growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our billings totaled $293.6 million, $205.8 million, and $149.2 million, representing year-over-year growth of 43%, 38%, and 15%, respectively. Our billings from business customers for the same periods were $248.2 million, $163.0 million, and $104.9 million, respectively, representing year-over-year growth of 52%, 55%, and 25%. Our net loss for the years ended December 31, 2018, 2017, and 2016, was $128.6 million, $96.5 million, and $20.6 million, respectively, which reflects our substantial investments in the future growth of our business.
Our Platform
Our cloud-based technology skills platform provides businesses the solutions that they need to improve employee skills and drive better business outcomes. The key components of our platform include:

•
Skill and Role Assessments: Our assessment tool uses machine learning and advanced algorithms to measure a user’s skills, benchmark that user against others in the industry, and recommend opportunities for growth. Users are provided with a Skill IQ that quantifies if a user is beginner, intermediate, or advanced within technologies such as Angular JS, C#, and Java. Role IQ allows our users to quantify and develop a collection of skills that are required for success in technology roles. This provides greater clarity around the technology skills required for a specific job role and a clear path to concept mastery. For example, we have Role IQ’s for several roles including: Security Analyst, React Web Developer, and Cloud Architect. Skills assessments can be mapped to a defined role in order to measure a user’s technical proficiency required to master that role. We provide a modern skill assessment experience that gives businesses a credible, adaptable, and efficient model for validating technology skills.

•
Course Library: Our course library includes a digital ecosystem of thousands of on-demand courses across a range of technology subject areas, including cloud, mobile, security, IT, and data. Courses, or videos are organized by modules and clips and are searchable, so users can either take an entire course, or target an area for a specific need. The majority of our courses are transcribed, and once transcribed, are available with closed captioning in over 100 languages. We have built our exclusive course library primarily by engaging our world-class community of subject-matter experts, or authors, who create content for us and share in our success by receiving revenue-share amounts based on the viewing of their content. In addition, our platform offers interactive courses with an in-browser developer environment that allows users to practice as they learn through coding challenges with real-time feedback. Interactive courses provide a hands-on learning experience to apply knowledge outside of the course library in order to assess concept mastery. Our projects feature extends the practice modules to the user’s local coding environment, allowing users to apply knowledge to real-world, on-the-job scenarios.

•
Learning Paths: Based on either an assessment or a user’s goals, our directed learning paths are personalized to take users through a set of courses designed to help them master a particular subject area and not spend time reviewing content that they already know. Businesses can map custom learning paths to meet company-specific objectives.

•
Business Analytics: Our business analytics tools enable business customers to evaluate the technology skills of their teams, align learning to key business objectives, determine the usage of our platform, examine trends in skill development, and quantify the impact of our platform on their business.

We developed our proprietary machine-learning technology, Iris, to power our platform and improve the value of our skill and role assessments, roles, and course recommendations. Iris powers our skill and role assessments, and guides users on how to develop desired skills. Iris uses machine learning, modern testing approaches, advanced statistical analysis, and data to create a smarter, more personalized development journey.
Our platform is designed for the professional technologist but it can be used by anyone, at any skill level, who has an interest in improving their technology skills. We offer a range of courses from beginner to advanced skill levels, with significant granularity within each topic so users can access the content most relevant to their specific needs. We utilize a cloud-based delivery model that enables us to regularly make new content available to users and allows businesses to deliver consistent skill development across distributed workforces. Users can access our platform to learn anytime and anywhere. Pluralsight applications are delivered on demand and across a range of devices and operating systems, including iOS, Android, Windows, and Mac. In addition, Pluralsight applications are available for TV applications, including Amazon Fire TV, Apple TV, Chromecast, and Roku.
Key Benefits of Our Platform
We have developed our platform to empower businesses in driving innovation in this period of digital transformation with a smarter workforce. Key benefits of our platform include:
The most relevant skill development for a wide range of technology professionals
We believe we have the most relevant course library for the greatest number of technology professionals. We are a company founded by software engineers, and we understand first-hand the importance of keeping up with constantly changing technologies. We are focused on delivering learning content addressing the technology languages, tools, and frameworks used by the majority of technology professionals in the workplace. We began this business with a focus on software developers who constitute the largest segment of the technology market. Next, we expanded into the next three largest segments of technology: IT operations, data, and security. Our platform is capable of easily expanding to address new technical areas over time.

Integrated technology skills platform
We view learning as a holistic process. Taking a course on its own does not ensure that a user understands the content or that it was the right course to take in the first place. Our integrated platform combines skill and role assessments, a curated library of expert-authored courses, directed learning paths, business analytics, interactive courses, and projects to ensure that learners are taking the courses most useful to them and demonstrating comprehension of the subject matter. Through our skill and role assessments engine, powered by Iris, we are able to assess the proficiency of a user in a role or a topic through adaptive tests and provide a Skill IQ or Role IQ. By gathering such insights from our platform, businesses can understand skills gaps, benchmark employees against consistent standards, and address skill development needs in an efficient and targeted manner. Of surveyed Pluralsight users, 84% reported that they used the skills they learn on our platform within six weeks and 55% report that they used their new skills within one week.
High quality curated content
Our content is the product of our industry-leading authors. We have spent many years identifying, cultivating, and growing our author network, and over 1,550 authors have contributed to our current course library. One of the primary challenges for businesses and individuals seeking to enhance technology skills is finding the right resources. We address that challenge for them. Our extensive relationships within the developer and technical community allow us to source and retain the best subject-matter experts to produce relevant content for our users. We provide quality assurance on our authors’ expertise through our selection process and by having our in-house technology professionals and practitioners, as well as other authors, perform reviews on the quality and effectiveness of all content before it is published to our platform. This process ensures that our users are receiving high-quality, consistent results from our platform.
Cost effective technology skills platform
We believe our pricing model provides a significant cost advantage compared to traditional technology skill development offerings. As our customers’ industries and business models evolve, they require a learning solution that helps them deliver key innovations with demanding time and budgetary constraints. Our published pricing ranges from $579 to $779 per user per year for business subscriptions, providing what we believe to be a significant cost advantage over alternative solutions. In addition, our platform can be deployed with little to no implementation or other professional services required, as evidenced by substantially all of our revenue to date being derived from the sale of subscriptions to our platform.
Optimized for on-demand accessibility
We offer our content the way users want to consume it. Our cloud-based technology skills platform is an on-demand solution that allows globally distributed users to access courses anytime they want from almost any device, maximizing utilization of our product and workplace efficiency. Our mobile applications are available on iOS and Android operating systems, and our desktop application is available on Mac and PCs. Courses can be temporarily downloaded and viewed offline. Our platform allows users to participate and take notes while watching our courses. These applications allow our users to take our courses when convenient for them.
Growth Strategy
We are pursuing the following principal strategies to drive our growth:
Expand deployments within our customer base
We utilize a land-and-expand strategy within businesses, beginning with either individual users or departmental deployments. Our platform is used by individuals, developer groups, IT departments, line of business users, and human resources. Historically we have expanded from small teams to departments to business-wide deployments of our platform. For example, from 2013 to 2018, the billings from our business customers that were included in the 2018 Fortune 500 list, including new 2018 Fortune 500 customers that we acquired after 2013, increased by 18.1 times in the aggregate from the billings from those same companies in 2013. We intend to drive increased sales to existing customers by targeting new users, departments, and geographies within our customers.

Grow our business customer base
We have a large direct sales force to focus on business sales and have aligned our sales team’s compensation structure to fit this objective. We have also been able to drive substantial increases in the productivity and effectiveness of our sales personnel over time as they gain more experience selling subscriptions to our platform. We intend to pursue a greater proportion of large scale, recurring business transactions and to more effectively drive business customer engagement throughout the life of the relationship. As an example of our ability to increase customer engagement, as of December 31, 2018, our 25 largest customers had expanded their annual spend by 19.6 times the amount they spent in the year of initial purchase. We will continue to expand our platform capabilities to deliver additional value to our customers. Our sales force educates business customers on the strengths of our platform to help customers make informed decisions and create a customized and unified end-to-end learning experience for their businesses.
Geographic Expansion
We see a significant opportunity to expand our reach internationally, particularly where there are large developer groups for multi-national businesses. We have customers in over 180 countries around the world and are building out sales teams in Europe and Asia to further address these large markets impacted by rapidly changing technologies.
In 2018, we expanded our operations to Ireland as part of our strategy to build our business and drive customer growth in Europe. We intend to continue to selectively expand in key markets to grow our customer base and increase our revenue.
Expand course library with new content areas and offer additional platform features
We plan to continue to expand our course library to address the most relevant topics for users. We anticipate continued strong growth in our technology skills platform as we build out content in new areas like cloud, data science, data engineering, artificial intelligence, machine learning, and security.
We have introduced and acquired several platform features that have been integrated into our cloud-based technology skills platform, including skill and role assessments and learning paths. We will continue to add additional features to our platform over time which we believe will strengthen our position as the go-to platform for technology leaders to deliver on their innovation strategies.
Strategic Acquisitions
Strategic acquisitions have enabled us to quickly scale our business, expand our course library, add features to our cloud-based technology skills platform, and address new areas of technology in high demand by our customers. Over the past six years, we have made targeted strategic acquisitions, which have allowed us to expand our content catalog, author base, and platform capabilities. For example, the acquisition of Smarterer gave us the core of our assessment capability that is now an integral part of our platform and a key differentiator in the market. We have proven success with identifying core capabilities in the market, acquiring talent and technology, and integrating these assets into our platform for a seamless user experience. We will continue to selectively add content and platform capabilities through acquisitions that enhance value to our customers.
Technology and Content
Our cloud-hosted, multi-tenant application platform is designed for enterprise scalability to enable significant growth in our user base, support businesses with widely distributed locations, and provide high levels of system performance and availability. Our distributed and scalable technology architecture allows our global user base to access courses anytime they want from almost any device, maximizing utilization of our platform.
Iris
Our platform is powered by Iris, which underlies our skill assessments algorithm and guides users on how to develop desired skills. With every assessment and course completed, Iris absorbs information about the state of technology skills of our overall user base, a specific business customer’s users, and individual users, thereby allowing our platform to adapt to the needs of our customers. Iris leverages the following to create a smarter, more personalized development journey for users:

•
Machine Learning. Iris uses a modified Bayes Network algorithm to predict assessment responses by updating certainty, question difficulty, and skill ratings as it collects user feedback. Using a text mapping technique, Iris recommends content based on a specific user’s Skill IQ or Role IQ.

•
Modern Test Theory. Iris builds on Item Response Theory, or IRT, and applies Bayesian approximation. Learners are scored against a representative global estimate of all users of a given technology or skill, and questions are usable far sooner than with traditional IRT-based methods while maintaining similar levels of accuracy and reliability.

•
Bayesian Statistics. Iris applies Bayesian statistics to assign scores to learners and characterize questions quickly and accurately. Iris is able to power adaptive assessments by using a modified scoring algorithm that applies a Monte Carlo method to evaluate each user’s skill level, providing adaptively selected questions to achieve a high level of certainty of that skill level.

Content Creation
Our course library has been created primarily by our world-class community of authors. By publishing their courses on our platform, we provide authors with exposure to our broad user base, thereby enabling our authors to build their reputations and increase their name recognition as a trusted source in the market. In addition, we share our success with our authors, who receive revenue-share amounts based on the viewing of their content. This incentivizes authors to create new high-quality content, which drives customer growth and user adoption, creating a virtuous cycle that promotes our continued growth.
We identify and select prospective authors based on their skills, experience, following in user communities, popularity, ability to effectively communicate, and commitment to advancing knowledge about their discipline.
Once selected to produce content on our platform, we provide authors with a set of tools and skill development materials to instruct them on our course design methodology. They are assigned to one of our content leaders to help them select topics and create a framework for their courses. One of our production editors then guides them through the course production and editing process. External peer reviewers, who are generally authors, help ensure technical accuracy. Authors produce courses and presentations from their own location on their own time, making the process scalable and efficient.
Based on the size of our author community and the related depth and breadth of technical knowledge, we have the ability to consistently deliver current and relevant content to keep pace with technology’s fast pace of change. On average, from the day we decide to create a course, we can identify and sign a new author who meets our specifications in approximately 65 days and that author can publish a new course on our platform within approximately 110 days.
Technology and Content Team
Our technology and content team use a human-centered design and development approach to engage with customers, users, and industry analysts through interviews and surveys on a frequent basis to understand customer needs and general industry trends to enhance our platform and course library. This allows us to build a platform that is uniquely positioned to deliver a highly personalized journey that focuses on the user and provides deep business analytics. The primary function of our technology team is to evaluate new technologies, determine the best technologies to create for our platform, incorporate new features and functionality into our platform to improve user experience, and ensure our solutions are delivered seamlessly, as well as to ensure that our platform is resilient and available to our customers at any time. Our content team tracks subject-matter experts across a variety of categories, researches the latest technology trends and adoption within businesses, and works with our authors to create high-quality content which addresses the needs of our customers.
As of December 31, 2018, we had 340 employees in our technology and content organization. We intend to continue to invest in our technology and content organization to strengthen our existing platform and add new capabilities to enhance our value to customers.

Seasonality
Our quarterly results of operations may fluctuate due to various factors affecting our performance. We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. The increase in customer agreements entered into in the fourth quarter is generally attributable to large enterprise buying patterns typical in the software industry. During the fourth quarter of 2018, we recognized 29% of our revenue, and recorded 34% of our total billings and 35% of our billings from business customers for 2018. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into in the fourth quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our billings, and to a lesser extent, our revenue. We recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenue until future periods.
Customers
As of December 31, 2018, we had 16,756 business customers on our platform. We have experienced rapid growth within large businesses. Our client base is diversified across every industry: financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government contractors, manufacturing, energy, education, and professional services.
Sales and Marketing
Our platform is designed to be easy to access and use, which allows both individual and business customers to seamlessly purchase subscriptions to, and deploy, our platform. Accordingly, for the year ended December 31, 2018, approximately 26% of our revenue was derived from self-service subscriptions to our platform without any direct interaction with our sales team. Our self-service deployments are typically to small business teams and individual customers, which represent the “top of the funnel” for larger deployments, bringing our technology into the workplace and proliferating usage within a business.
We also deploy a direct sales team focused on landing new business customers, renewing existing subscriptions, and expanding business-wide deployments, as well as a field sales team responsible for sourcing new prospects and upsell opportunities. We expect to increase penetration into our business customers by expanding their use of our platform to address additional use cases and increasing the number of their employees who utilize our platform.
Our marketing efforts are focused on generating awareness of our cloud-based technology skills platform, creating sales leads, establishing and promoting our brand, and cultivating a community of loyal customers and authors. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, blogs, corporate communications, white papers, case studies, user events including Pluralsight LIVE, and webinars.
Employees
As of December 31, 2018, we had over 1,100 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are good.
Competition
The market for professional skill development is highly competitive, rapidly evolving, and fragmented. We expect competition to continue to accelerate in the future as competitors bundle new and more competitive offerings with their existing products and services, and as products and product enhancements are introduced into our market.
We compete directly or indirectly against:

•	Instructor-led training vendors, such as Global Knowledge, General Assembly, and New Horizons;

•	Legacy e-learning services, such as Skillsoft and Cornerstone On Demand;

•	Individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity; and

•	Free solutions, such as YouTube.
We believe that the principal competitive factors in our market include the following:

•	breadth, depth, and quality of content library;

•	platform features and functionality;

•	reliability and scalability;

•	performance;

•	user experience;

•	brand;

•	security and privacy;

•	price;

•	accessibility across several devices, operating systems, and applications;

•	third-party and customer integration;

•	customer, technology, and platform support; and

•	continued innovation.
We believe we compete favorably across these factors and are largely uninhibited by legacy constraints. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases, and significantly greater resources for the development of their offerings. Moreover, because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles, or lower marketing costs, could introduce new products and services that disrupt our market and better address the needs of our customers and potential customers.
Intellectual Property
We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. We believe that our intellectual property rights are valuable and important to our business.
As of December 31, 2018, we had nine pending patent applications in the United States and abroad. These patent applications seek to protect our proprietary inventions relevant to our business.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States.

Our Organizational Structure
In May 2018, we completed an initial public offering, or IPO, in which we sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters’ discounts and commissions, which Pluralsight, Inc. used to purchase newly-issued common limited liability company units, or LLC Units, from Pluralsight Holdings. Following the IPO, we caused Pluralsight Holdings to repay in full its outstanding long-term debt of $137.7 million.
Our IPO was conducted through what is commonly referred to as an “UP-C” structure, which is often used by partnerships and limited liability companies when they decide to undertake an initial public offering. In connection with the IPO and the UP-C structure, we completed the following transactions, referred to as the Reorganization Transactions:

•
The Fourth LLC Agreement of Pluralsight Holdings was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of LLC Units.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units, or the Continuing Members. Class B and Class C common stock have voting rights but no economic rights.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated financial statements. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Reorganization Transactions completed as part of the IPO.
Corporate Information
We were incorporated in Delaware in December 2017. Our principal executive offices are located at 182 North Union Avenue, Farmington, Utah 84025, and our telephone number is (801) 784-9007. We completed our IPO in May 2018, and our Class A common stock is listed on Nasdaq under the symbol “PS.” Our corporate website address is pluralsight.com.  Information contained on or accessible through our website is not part of this report. “Pluralsight,” our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this report are the property of Pluralsight, Inc., Pluralsight Holdings, LLC , and their subsidiaries. Other trademarks and trade names referred to in this report are the property of their respective owners.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, we have elected to comply with certain reduced public company reporting requirements. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2023.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings, are available free of charge from our investor relations website (https://investors.pluralsight.com/financial-information/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or the SEC, of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Pluralsight investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.pluralsight.com/), our investor relations website (https://investors.pluralsight.com), press releases, SEC filings, public conference calls, and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors.
Risks Related to Our Business and Our Industry
Market adoption of cloud-based learning solutions is new and unproven and may not grow as we expect, which may harm our business and results of operations, and even if market demand increases, the demand for our platform may not increase.
We believe our future success will depend in part on the growth, if any, in the demand for cloud-based technology learning solutions, particularly enterprise-grade solutions. The widespread adoption of our platform depends not only on strong demand for new forms of technology learning, but also for solutions delivered via a Software-as-a-Service, or SaaS, business model in particular. The market for cloud-based learning solutions is less mature than the market for in-person ILT, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict customer demand for our platform, customer adoption and renewal, the rate at which existing customers expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive products into the market, or the success of existing competitive products. Furthermore, even if businesses want to adopt a cloud-based technology learning solution, it may take them a long time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Some businesses may also have long-term contracts with existing vendors and cannot switch in the short term. Even if market demand for cloud-based technology learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for cloud-based technology learning solutions does not grow as we expect or our platform does not achieve widespread adoption it could result in reduced customer spending, customer attrition, and decreased revenue, any of which would adversely affect our business and results of operations.
If we are not able to expand our course library effectively or develop new platform features that respond to constantly evolving technologies and the needs of our customers, our business and results of operations would be adversely affected.
The market for talent in technology-related fields is growing and constantly evolving due to the continuously changing needs of our customers. Moreover, software is displacing manual processes throughout businesses in many industries and, as a result, the talent that companies seek to hire and retain must be able to keep pace with technological change and drive digital transformation. As such, our future success will depend on our ability to ensure that our business customers’ employees can master the latest emerging technologies and improve their skills in existing areas by developing and making available on a timely basis new and improved learning content and platform features that can address evolving customer needs. With respect to content creation, since new technologies are constantly being introduced, our success is dependent upon our ability to identify technological developments and predict which technology will become widely adopted or strategically important, and then develop course content and related skill and role assessments to address these areas in a timely manner, which we may not be able to do successfully. For example, certain courses we have developed in the past have received lower than anticipated levels of customer interest and we were unable to generate sufficient revenue from those courses to offset their costs. In addition, if we do not anticipate our customers’ demands and provide courses in topics that address these demands, our lead times for course production may make it difficult for us to rapidly produce the required content. With respect to platform features, many of the features we currently offer are relatively new and unproven and we cannot assure you that our existing features and any future features or enhancements that we develop will be successful. The success of any enhancement or new feature depends on several factors, including our understanding of market demand, timely execution, successful introduction, and market acceptance. We may not successfully develop new content and features or enhance our existing platform to meet customer needs or our new content and features and enhancements may not achieve adequate acceptance in the market. Additionally, we may not sufficiently increase our revenue to offset the upfront technology and content, sales and marketing, and other expenses we incur in connection with the development of new courses and platform features and enhancements. Any of the foregoing may adversely affect our business and results of operations.

The market in which we participate is competitive, and if we do not compete effectively, our results of operations could be harmed.
The market for professional skill development is highly competitive, rapidly evolving, and fragmented, and we expect competition to continue to increase in the future. A significant number of companies have developed, or are developing, products and services that currently, or in the future may, compete with our offerings. This competition could result in decreased revenue, increased pricing pressure, increased sales and marketing expenses, and loss of market share, any of which could adversely affect our business, results of operations, and financial condition.
We face competition from in-person ILT, legacy enterprise SaaS solutions, consumer-centric SaaS solutions, and free solutions. We compete directly or indirectly with:

•	instructor-led training vendors, such as Global Knowledge, General Assembly, and New Horizons;

•	legacy e-learning services, such as Skillsoft and Cornerstone OnDemand;

•	individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity; and

•	free solutions, such as YouTube.
Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established customer relationships, access to larger customer bases, and significantly greater resources for the development of their solutions. In addition, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies, or providing alternative approaches to provide similar results. We may also face competition from companies entering our market, including large technology companies that could expand their offerings or acquire one of our competitors, similar to LinkedIn’s acquisition of Lynda.com. While these companies may not currently focus on our market, they may have significantly greater financial resources and longer operating histories than we do. As a result, our competitors and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions that address their technology skill development needs.
Our ability to compete is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver skill development solutions at lower prices, with greater feature sets, more efficiently, or more conveniently, such technologies could adversely impact our ability to compete. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our principal competitors offer their solutions at a lower price or for free, which may result in pricing pressures on us. Many of our competitors that offer free solutions are also integrating features found previously only with paid solutions, which puts additional pressure on our pricing and feature development. If we are unable to maintain our pricing levels and competitive differentiation in the market, our results of operations would be negatively impacted.
If our business customers do not expand their use of our platform beyond their current organizational engagements or renew their existing contracts with us, our ability to grow our business and improve our results of operations may be adversely affected.
Our future success depends, in part, on our ability to increase the adoption of our platform by our existing customers and future customers. Many of our business customers initially use our platform in specific groups or departments within their organization. In addition, our customers may initially use our platform for a specific use case. Our ability to grow our business depends in part on our ability to persuade customers to expand their use of our platform to address additional use cases. Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict whether we will have future success in retaining customers or expanding our relationships with them. We have experienced significant growth in the number of users of our platform, but we do not know whether we will continue to achieve similar user growth in the future. Our ability to retain our business customers and expand our deployments with them may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, our customer support, our prices, the prices and features of competing solutions, reductions in our customers’ spending levels, insufficient user adoption of our platform, and new feature releases. If our customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue to expand their engagement with our platform, our revenue may decline or grow less quickly than anticipated, which would harm our results of operations.
If we are unable to increase sales of subscriptions to our platform to business customers while mitigating the risks associated with serving such customers, our business, financial condition, and results of operations would suffer.
Our growth strategy is largely dependent upon increasing sales of subscriptions to our platform to business customers. As we seek to increase our sales to business customers, we face upfront sales costs and longer sales cycles, higher customer acquisition costs, more complex customer requirements, and volume discount requirements that we do not have with sales to individuals.
We often enter into customized contractual arrangements with our business customers, particularly large enterprises, in which we offer more favorable pricing terms in exchange for larger total contract values that accompany large deployments. As we drive a greater portion of our revenue through our deployments with business customers, we expect that our revenue will continue to grow significantly but the price we charge business customers per user may decline. This may result in reduced margins in the future if our cost of revenue increases. Sales to business customers involve risks that may not be present, or that are present to a lesser extent, with sales to individuals. For example, business customers may request that we integrate our platform with their existing technologies, and these customization efforts could create additional costs and delays in utilization. In addition, business customers often begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that these customers will use our platform widely enough across their organization to justify our upfront investment. As we continue to expand our sales efforts to business customers, we will need to continue to increase the investments we make in sales and marketing, and there is no guarantee that our investments will succeed and contribute to additional customer acquisition and revenue growth. If we are unable to increase sales to business customers while mitigating the risks associated with serving such customers, our business, financial condition, and results of operations will suffer.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to broaden our customer base, particularly our business customer base, and achieve broader market acceptance of our platform will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as search engine and email marketing, online banner and video advertising, user events such as our annual user conference, Pluralsight LIVE, and webinars. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

Our future performance depends in part on attracting and retaining authors and producing content that addresses our customers’ needs.
The majority of our content is created by subject-matter experts, or authors, who are generally not our employees. This presents certain risks to our business, including, among others:

•	we may not be able to remain competitive in finding and retaining authors;

•
we generally have exclusivity with our authors with respect to the specific subject matter of the courses they create for us, but they may produce content for competitors or on their own with respect to related topics and other subjects;

•	our existing authors, particularly our most popular authors, may not continue creating content for us;

•	the topics of content created by our authors may not address the needs of our customers;

•
the content created by our authors may not meet the quality standards that our customers expect and demand, or effectively differentiate our content from that of our competitors with respect to content quality and breadth; and

•	the fees that we pay our authors may cease to be competitive with the market for their talent.
If any of the risks above occur, customers may seek other solutions for their professional skill development needs and we may not be able to retain them or acquire additional customers to offset any such departures, which would adversely affect our business and results of operations. In addition, our most popular authors are a relatively small group of individuals who have created course content that has historically represented a significant portion of the total course hours viewed. The loss of our authors, particularly our most popular authors, and our inability to replace them with new author relationships of comparable quality and standing would significantly impact our business and operating results.
Our quarterly and annual results of operations may vary significantly and may be difficult to predict. If we fail to meet the expectations of investors or securities analysts, our stock price and the value of your investment could decline.
Our quarterly and annual billings, revenue and results of operations have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter should not be relied upon as indicative of future performance. We may not be able to accurately predict our future billings, revenue or results of operations. Factors that may cause fluctuations in our quarterly results of operations include, but are not limited to, those listed below:

•	fluctuations in the demand for our platform, and the timing of sales, particularly larger subscriptions;

•	our ability to attract new customers or retain existing customers;

•	our existing authors, particularly our most popular authors, may not continue creating content for us;

•	the content created by our authors may not address the needs of our customers and may not meet the standards that our customers expect and demand;

•	changes in customer renewal rates and our ability to increase sales to our existing customers;

•	an increase in the length of the sales cycle as a higher percentage of our billings come from larger business customers;

•	the seasonal buying patterns of our customers;

•	the budgeting cycles and internal purchasing priorities of our customers;

•	the payment terms and subscription term length associated with our platform sales and their effect on our billings and free cash flow;

•	our ability to anticipate or respond to changes in the competitive landscape, including consolidation among competitors;

•	the timing of expenses and recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	the timing and success of new product feature and service introductions by us or our competitors;

•	network outages or actual or perceived security breaches;

•	changes in laws and regulations that impact our business; and

•	general economic and market conditions.
If our billings, revenue or results of operations fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our Class A common stock could decline.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.
Unauthorized access to, or other security breaches of, our platform or the other systems or networks used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, could result in the loss, compromise or corruption of data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. We have errors and omissions insurance coverage for certain security and privacy damages and claim expenses, but this coverage may be insufficient to compensate us for all liabilities that we may incur.
Our platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, vendor, or contractor error or malfeasance. Security is one of the main course subjects we provide on our platform, which may cause our platform to be a target for hackers and others, and which causes our brand, credibility, and reputation to be particularly sensitive to any security breaches. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business.
Privacy, data protection, and information security concerns, and data collection and transfer restrictions and related domestic or foreign regulations, may limit the use and adoption of our platform and adversely affect our business.
Use of our platform involves the storage, transmission, and processing of data from our customers and their employees or other personnel, including certain personal or individually identifying information. Personal privacy, information security, and data protection are significant issues in the United States, Europe, and many other jurisdictions where we offer our platform. The regulatory framework governing the collection, processing, storage, and use of business information, particularly information that includes personal data, is rapidly evolving and any failure or perceived failure to comply with applicable privacy, security, or data protection laws, regulations and/or contractual obligations may adversely affect our business.

The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.
Further, many foreign countries and governmental bodies, including the European Union, or EU, where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdictions. These laws and regulations often are more restrictive than those in the United States and apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses, device identifiers, and other data. With regard to transfers of personal data from our European employees and customers to the United States, in addition to in certain cases using model contract clauses approved by the European Commission, we have self-certified under the EU-U.S. Privacy Shield and under the Swiss-U.S. Privacy Shield. These frameworks were established by EU, Swiss, and U.S. authorities to provide mechanisms for companies to transfer EU and Swiss personal data to the United States. It is unclear at this time whether the EU-U.S. or Swiss-U.S. Privacy Shield Frameworks or EU model contract clauses will serve as appropriate means for us to transfer personal data from the EU or Switzerland to the United States. These frameworks and model contract clauses have been subject to legal challenge and may be invalidated or modified. We may experience reluctance or refusal by European customers to use our platform due to potential risk exposure created by transferring personal data from Europe to the United States, and we and our customers may face enforcement actions by European data protection authorities regarding data transfers from Europe to the United States.
We also expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, and other jurisdictions. In particular, the EU has adopted the General Data Protection Regulation 2016/679, or the GDPR, which took full effect on May 25, 2018. The GDPR repealed and replaced prior EU data protection law and is directly applicable across EU member states. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data while offering goods or services to individuals in the EU or monitoring their behavior. The GDPR enhances data protection obligations of businesses and provides direct legal obligations for service providers processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher, and may result in other consequences, such as orders to cease data processing operations. Given the breadth and depth of its obligations, meeting GDPR’s requirements requires significant time and resources. Separate EU laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications. In the United Kingdom, or the UK, the June 2016 approval by votes of a referendum to leave the EU, often referred to as “Brexit,” and the UK’s anticipated exit from the EU in March 2019 to effectuate Brexit, could require us to make additional changes to the way we conduct our business and transmit data between the United States, the UK, the EU, and other jurisdictions. Brexit has created uncertainty regarding data protection regulation in the UK. In particular, although a Data Protection Bill that substantially implements the GDPR became law in May 2018, uncertainty remains regarding how data transfers to and from the UK will be regulated.
Further, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections, and provide for civil penalties for violations and a private right of action for data breaches and affords consumers new abilities to opt-out of certain sales and personal information. The CCPA was amended on September 23, 2018, and we anticipate that it may be further amended in 2019. We cannot yet determine the impact of the CCPA on our business operations, but it may require us to modify our data processing practices and policies and to incur substantial costs in an effort to comply. In addition, we cannot yet determine the impact future laws, regulations, and standards may have on our business. Laws and regulations relating to privacy, data protection and information security are often subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our platform, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our platform in some locations and may subject us to liability. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new content and features could be limited.
The costs of compliance with and other burdens imposed by laws, regulations, and standards may limit the use and adoption of and reduce overall demand for our platform, or lead to significant fines, penalties, or liabilities for any noncompliance. Privacy, information security, and data protection concerns, actual and perceived, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.
If we fail to retain key employees or to recruit qualified technical and sales personnel, our business could be harmed.
We believe that our success depends on the continued employment of our senior management and other key employees. We also rely on our leadership team in the areas of technology, content, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
In addition, because our future success is dependent on our ability to continue to enhance and introduce new content and platform features, we are heavily dependent on our ability to attract and retain qualified personnel with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our technology and content or sales personnel could be disruptive to our development efforts or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown from approximately 800 employees as of December 31, 2017 to over 1,100 employees as of December 31, 2018. In addition, we operate globally, sell subscriptions to customers in more than 180 countries, and have employees in various locations in the United States, Europe, and the Asia Pacific region. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our platform and our operations. To support this growth, and to manage any future growth effectively, we must continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology and content and sales and marketing operations, hiring additional personnel, improving our internal controls, reporting systems and procedures, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

Our rapid growth and limited history with our cloud-based technology skills platform make it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
We have grown rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. In addition, although we began operations in 2004, we shifted our business model in 2011 from offering in-person ILT to an entirely online delivery model. Since 2011, we have extended our offering to include new content areas and additional features that have enabled us to expand our addressable market, attract new users, and expand our relationships with businesses. This limited history with our SaaS model and cloud-based platform offering further limits our ability to forecast our future results of operations. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history with our delivery model or platform or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, our growth rates may slow, and our business would suffer.
We recognize revenue from subscriptions over the term of our customer contracts, and as such our reported revenue and billings may differ significantly in a given period, and our revenue in any period may not be indicative of our financial health and future performance.
We recognize revenue from subscriptions ratably over the subscription term of the underlying customer contract, which is generally one year. Our billings are recorded upon invoicing for access to our platform, and thus a significant portion of the billings we report in each quarter, are generated from customer agreements entered into and invoiced during the period. As a result, much of the revenue we report each quarter is derived from contracts that we entered into with customers in prior periods. Consequently, a decline in new or renewed subscriptions in any quarter will not be fully reflected in revenue or other results of operations in that quarter but will negatively affect our revenue and other results of operations across future quarters. It is difficult for us to rapidly increase our revenue from additional billings in a given period. Any increases in the average term of subscriptions would result in revenue for those contracts being recognized over longer periods of time with less positive impact on our results of operations in the near term. Accordingly, our revenue in any given period may not be an accurate indicator of our financial health and future performance.
As we continue to expand our sales efforts with larger business customers, our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, the timing of our billings and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts to larger businesses, from which we derive a significant portion of our billings and revenue, the length and variability of our sales cycle, and difficulty in adjusting our operating expenses in the short term. The length of our sales cycle, from identification of the opportunity to delivery of access to our platform, varies significantly from customer to customer, with sales to larger businesses typically taking longer to complete. In addition, as we continue to increase our sales to larger businesses, we face longer more complex customer requirements, and substantial upfront sales costs. With larger businesses, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger businesses may require us to invest more time educating these potential customers. Purchases by larger businesses are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to larger businesses.
To the extent our competitors develop products that our prospective customers view as equivalent or superior to our platform, our average sales cycle may increase. Additionally, if a key sales member leaves our employment or if our primary point of contact at a customer or potential customers leaves his or her employment, our sales cycle may be further extended or customer opportunities may be lost. As a result of the buying behavior of enterprises and the efforts of our sales force and partners to meet or exceed their sales objectives by the end of each fiscal quarter, we have historically received and generated a substantial portion of billings during the last month of each fiscal quarter, often the last two weeks of the quarter. These transactions may not close as expected or may be delayed in closing. The unpredictability of the timing of customer purchases, particularly large purchases, could cause our billings and revenue to vary from period to period or to fall below expected levels for a given period, which will adversely affect our business, results of operations, and financial condition.
We believe our long-term success depends in part on continuing to expand our sales and operations outside of the United States and we are therefore subject to a number of risks associated with international sales and operations.
We currently maintain offices and have sales personnel outside the United States in Europe and the Asia Pacific region, and we intend to continue to expand our international operations. In order to maintain and expand our sales internationally, we need to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international staff, and specifically sales and marketing personnel, we may experience difficulties in growing our international sales and operations.
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	unexpected costs and errors in tailoring our products for individual markets, including translation into foreign languages and adaptation for local practices;

•	difficulties in adapting to customer desires due to language and cultural differences;

•	increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, privacy standards, regulatory requirements, tariffs, and other barriers;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;

•
unexpected changes in regulatory requirements, taxes, trade laws, tariffs, trade wars or potential changes in trade relations arising from policy initiatives implemented by the current U.S. presidential administration, export quotas, custom duties, or other trade restrictions;

•	limitations on technology infrastructure, which could limit our ability to migrate international operations to our existing systems, which could result in increased costs;

•	difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
Additionally, operating in international markets also requires significant management attention and financial resources. We have limited experience in marketing, selling, and supporting our platform abroad, which increases the risk that any potential future expansion efforts that we may undertake will not be successful. We plan to invest substantial time and resources to expand our international operations, but we cannot be certain that these investments will produce desired levels of revenue or profitability. These factors and other factors could harm our ability to gain future international revenue and, consequently, materially affect our business, results of operations, and financial condition.
We may face exposure to foreign currency exchange rate fluctuations.
Today, substantially all of our customer contracts are denominated in U.S. dollars, while our operating expenses outside of the United States are often denominated in local currencies. In the future, an increasing portion of our international customer contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. In the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If we fail to manage our hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in accessing our platform.
We host our platform on data centers provided by Amazon Web Services, or AWS, a provider of cloud infrastructure services. Our operations depend on the virtual cloud infrastructure hosted in AWS as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses, disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks, and other similar events beyond our control could negatively affect the availability and reliability of our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions, and provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. Any disruption of our use of, or interference with, AWS would adversely affect our operations and business.
We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our hosting network infrastructure to meet the needs of all of our customers and our growing content library. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing clients may experience service outages that may adversely impact our results of operations and lead to customer losses. For example, in 2014, prior to using AWS, we exceeded the capacity of our network infrastructure and experienced a service outage which lasted for approximately 16 hours. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.
We rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including content delivery, enterprise resource planning, customer relationship management, billing, project management, and accounting and financial reporting. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which could adversely affect our business.
If we are not able to keep pace with technological developments, our business will be harmed.
As our platform is designed to operate on a variety of network, hardware, and software platforms using internet tools and protocols, we will need to continuously modify and enhance our platform to keep pace with changes in internet-related hardware, software, communication, browser, and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our platform may become obsolete, which would adversely impact our results of operations.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our platform and are important elements in maintaining existing customers and attracting new customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to retain our existing customers and partners or attract new customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or other parties associated with us or them, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success and our business may be harmed.
We believe that a critical component to our success has been our company culture. Our company is aligned behind our culture and key values and we have invested substantial time and resources in building our team within this company culture. Additionally, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel, our ability to effectively focus on and pursue our corporate objectives, and our business could be harmed.
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue or experience slower growth rates, and incur costly litigation to protect our rights.
The skill development industry is characterized by a large number of copyrights, trademarks, trade secrets, and other intellectual property rights. Our success is dependent, in part, upon protecting our proprietary information and technology. We rely on a combination of trademarks, copyrights, trade secrets, intellectual property assignment agreements, license agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect and mitigate unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create solutions that compete with ours. In addition, we have previously experienced, and may in the future be subject to, piracy of our course content. From time to time, individuals have illegally accessed our course materials and posted them online, and individual users within our business customers have obtained access to our content outside the scope of the customer’s subscription, which has caused us to lose potential revenue opportunities, and such activities may recur in the future. Policing piracy of our content and unauthorized use of our platform is difficult and the steps we take to combat such actions may prove ineffective. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

We rely in part on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. Although we enter into intellectual property assignment agreements or license agreements with our authors, confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to, and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new platform features, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new platform features or services, and we cannot guarantee that we will be able to license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We may be sued by third parties for alleged infringement of their proprietary rights.
Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or content. We obtain much of our content from third-party authors. Although we enter into agreements with our authors in which they represent that their content is not infringing the intellectual property rights of others, such content could be infringing and consequently subject us to liability. Moreover, we have in the past and may in the future leverage open source software in our development processes. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license.
In the past, third parties have claimed that we were infringing their intellectual property rights. Such claims may reoccur in the future, and we may actually be found to be infringing on such rights. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we may be required to disclose any of our source code that incorporates or is a modification of any such licensed software. Any claims or litigation could cause us to incur significant expenses, and if successfully asserted against us, could require that we pay substantial damages or ongoing revenue share payments, indemnify our customers or distributors, obtain licenses, modify products, or refund fees, any of which would deplete our resources and adversely impact our business.
Real or perceived errors, failures, vulnerabilities, or bugs in our platform could harm our business and results of operations.
Errors, failures, vulnerabilities, or bugs may occur in our platform, especially when updates are deployed or new features are rolled out. In addition, utilization of our platform in complicated, large-scale customer environments may expose errors, failures, vulnerabilities, or bugs in our platform. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers. As a provider of technology learning solutions, our brand and reputation is particularly sensitive to such errors, failures, vulnerabilities, or bugs. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity, loss of competitive position, loss of customer data, loss of or delay in market acceptance of our products, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.

Any failure to offer high-quality customer support may harm our relationships with our customers and our results of operations.
Our customers depend on our customer support teams to resolve technical and operational issues if and when they arise. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer support. Customer demand for support may also increase as we expand the features available on our platform. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to expand our business customer base, we need to be able to provide efficient and effective customer support that meets our business customers’ needs and expectations globally at scale. The number of our business customers has grown significantly, which puts additional pressure on our support organization. In order to meet these needs, we have relied in the past and will continue to rely on self-service customer support to resolve common or frequently asked questions, which supplement our customer support teams. If we are unable to provide efficient and effective customer support globally at scale including through the use of self-service support, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our margins and results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our platform to existing and prospective customers, our business, results of operations, and financial condition.
Adverse economic conditions in the United States and international countries may adversely impact our business and results of operations.
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could adversely affect demand for our platform. Changing macroeconomic conditions may affect our business in a number of ways. For example, spending patterns of businesses are sensitive to the general economic climate. Subscriptions for our platform may be considered discretionary by many of our current and potential customers. As a result, businesses considering whether to purchase or renew subscriptions to our products may be influenced by macroeconomic factors.
In particular, the terms of Brexit are subject to continuing negotiation, and it is unclear what economic impact Brexit will have. Brexit has caused significant political uncertainty in both the UK and the EU. If the UK does not approve a withdrawal agreement with the EU by March 29, 2019 when the country officially leaves the EU, it is possible the level of economic activity in this region will be adversely impacted, which could adversely affect our results of operations.
There is also significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties, government relations, and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Many of our customers who conduct business in China may be impacted by these policies. If the United States’ relationship with China deteriorates or results in trade protection measures, retaliatory actions, tariffs, or increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our operations and business may be adversely affected due to such changes in the economic and political ecosystem.
We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
As we have in the past, we may in the future seek to acquire or invest in businesses, people, or technologies that we believe could complement or expand our platform, enhance our content library or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Any integration process may result in unforeseen operating difficulties and require significant time and resources and, although we have been successful in the past, we may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business in connection with any future acquisition.

We may also not achieve the anticipated benefits from the acquired business due to a number of factors, including, among others:

•	costs or liabilities associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	inability to integrate or benefit from acquired content, technologies, or services in a profitable manner;

•	harm to our existing relationships with authors and customers as a result of the acquisition;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulty converting the customers of the acquired business onto our platform and contract terms;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash or equity to consummate the acquisition.
In the future, if our acquisitions do not yield expected returns, we may be required to take charges for the write-down or impairment of amounts related to goodwill, intangible assets, and our content library, which could negatively impact our results of operations. We may issue additional equity securities in connection with any future acquisitions, that would dilute our existing stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to pay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, financial conditions, results of operations, and prospects.
We might require additional capital to support our growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing platform or acquire complementary businesses, technologies, and content. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage issues related to our status as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

Our business is subject to a variety of U.S. and international laws that could subject us to claims, increase the cost of operations, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing copyright laws, employment and labor laws, workplace safety, consumer protection laws, privacy and data protection laws, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could make it more difficult for us to retain existing customers and attract new ones.
We are subject to governmental export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our platform or could limit our customers’ ability to access or use our services in those countries. Further, the current U.S. presidential administration has been critical of existing trade agreements and may impose more stringent export and import controls.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our users’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations may prevent our users with international operations from utilizing our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, increased export and import controls stemming from the current U.S. presidential administration’s policies, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely affect our business, results of operations, and financial results.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Our business could be adversely impacted by changes in internet access for our users.
Our platform depends on the quality of our users’ access to the internet. Certain features of our platform require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of user access to our platform, which would negatively impact our business. We could incur greater operating expenses and our ability to acquire and retain customers could be negatively impacted if network operators:

•	implement usage-based pricing;

•	discount pricing for competitive products;

•	otherwise materially change their pricing rates or schemes;

•	charge us to deliver our traffic at certain levels or at all;

•	throttle traffic based on its source or type;

•	implement bandwidth caps or other usage restrictions; or

•	otherwise try to monetize or control access to their networks.
In December 2017, the Federal Communications Commission, or FCC, voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the D.C. Circuit Court of Appeals. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses, which could harm our results of operations.
As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
Our business could be affected by new governmental regulations regarding the Internet.
There are various laws and regulations that could impede the growth of the Internet or other online services, and new laws and regulations may be adopted in the future. These laws and regulations could, in addition to limiting Internet neutrality, involve taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our platform. To date, government regulations have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment pertaining to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet, regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments or by governments of foreign jurisdictions.
The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce, and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.
Our international operations subject us to potentially adverse tax consequences.
We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
We may have exposure to greater than anticipated tax liabilities and may be affected by changes in tax laws or interpretations, any of which could adversely impact our results of operations.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.
Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, on December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States. The Tax Act significantly revises U.S. federal income tax law, including by lowering the corporate income tax rate to 21%, limiting the deductibility of interest expense, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries. We have reflected the impact of the Tax Act in our financial statements in accordance with our understanding of the Tax Act and guidance available as of the date of this Annual Report on Form 10-K. Although the impact of the Tax Act was not material on our consolidated financial statements, many consequences of the Tax Act, including whether and how state, local, and foreign jurisdictions will react to such changes are not entirely clear at this time and the U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how the Tax Act will apply to us. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
Additionally, the Organization for Economic Co-Operation and Development has released guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as it is implemented in various jurisdictions.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscription services in jurisdictions where we have not historically done so.
We collect sales and value-added tax as part of our subscription agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. One or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. Furthermore, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents may permit wider enforcement of sales tax collection requirements. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our platform could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our platform, or otherwise harm our business, results of operations, and financial condition.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our potential profitability.
We have federal and state net operating loss carryforwards, or NOLs, due to prior period losses, which if not utilized will begin to expire in 2030 for both federal and state purposes, respectively. As of December 31, 2018 we had federal and state NOLs of $81.1 million and $73.0 million, respectively. These NOLs, and NOLs of companies we may acquire could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOLs or other tax attributes, such as research tax credits and excess business interest, in any taxable year may be limited to the extent we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage over a three-year period. Past or future transactions among our stockholders may trigger an “ownership change.”
The nature of our business requires the application of complex revenue and expense recognition rules, and any significant changes in current rules could affect our financial statements and results of operations.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls over financial reporting. In addition, many companies’ accounting policies and practices are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; however, we have elected to use the extended transition period available to emerging growth companies under the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we will not adopt the standard until the fiscal year ended December 31, 2019. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our results of operations could be significantly affected.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, equity-based compensation expense, sales commissions costs, long-lived assets, and accounting for income taxes including deferred tax assets and liabilities.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of Nasdaq. The requirements of these rules and regulations have increased our legal, accounting, and financial compliance costs, made some activities more difficult, time-consuming, and costly, and placed significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. If we cease to be an “emerging growth company,” we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2023. We have chosen to take advantage of some but not all of these reduced reporting requirements, and as a result, the information that we provide our security holders may be different than the information that might be available for other public companies.
We have and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.
As a public company, we have incurred and will continue to incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements, and any modifications, have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Our results of operations could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as earthquakes, hurricanes, tornadoes, floods, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices or the operations of one or more of our third-party providers and vendors, such as AWS. To the extent any of these events occur, our business and results of operations could be adversely affected.

Risks Related to Our Organizational Structure
Our principal asset is our interest in Pluralsight Holdings, and we are dependent upon Pluralsight Holdings and its consolidated subsidiaries for our results of operations, cash flows, and distributions.
We are a holding company and have no material assets other than our ownership of the LLC Units of Pluralsight Holdings. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, depend upon the results of operations and cash flows of Pluralsight Holdings and its consolidated subsidiaries and distributions we receive from Pluralsight Holdings. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.
Our ability to pay taxes and expenses, including payments under the Tax Receivable Agreement, or TRA, may be limited by our structure.
Our principal asset is a controlling equity interest in Pluralsight Holdings. As such, we have no independent means of generating revenue. Pluralsight Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Pluralsight Holdings and also incur expenses related to our operations. Pursuant to the Fourth LLC Agreement, Pluralsight Holdings will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of Pluralsight Holdings that is allocated to them, to the extent previous tax distributions from Pluralsight Holdings have been insufficient. In addition to tax expenses, we also incur expenses related to our operations, plus payments under the TRA, which we expect could be significant given the tax benefits associated with exchanges of LLC Units are more-likely-than-not to be realized. We intend to cause Pluralsight Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, Pluralsight Holdings’ ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Pluralsight Holdings’ inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 600 basis points until paid. Nonpayment of our obligations for a specified period may constitute a breach of a material obligation under the TRA, and therefore, may accelerate payments due under the TRA resulting in a lump-sum payment. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2019 Proxy Statement for additional information.
We will be required to pay the TRA Members for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.
Exchanges or redemptions of LLC Units for cash or shares of our Class A common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from the Continuing Members through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the TRA, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations below are taken into account.
We are a party to the TRA. Under the TRA, we generally will be required to pay to the TRA Members 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (i) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (ii) tax benefits related to imputed interest, and (iii) payments under such TRA.

The increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges or redemptions, the price of our Class A common stock at the time of the exchange or redemption, whether such exchanges or redemptions are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal and state tax rates then applicable, and the portion of our payments under the TRA constituting imputed interest. Payments under the TRA are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the TRA and will increase the amounts due thereunder. In addition, the TRA will provide for interest, generally at a rate equal to LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA.
As a result of the exchanges made under our structure, we may incur a TRA liability. We do not expect to record a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. We estimate the incremental TRA liability that could result from past exchanges as of December 31, 2018 will be $5.5 million.
We expect that the payments that we will be required to make to the TRA Members will be substantial. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement,” incorporated by reference to our 2019 Proxy Statement for a discussion of the TRA and the related likely benefits to be realized by the TRA Members.
Payments under the TRA will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the TRA, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally we would not be reimbursed for any payments previously made under the applicable TRA (although we would reduce future amounts otherwise payable under such TRA). As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the attributes to which the TRA relate.
The amounts that we may be required to pay to the TRA Members under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor’s obligations, to make future payments under the TRA would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2019 Proxy Statement for additional information.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Continuing Members that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Members.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Members that does not benefit the holders of our Class A common stock to the same extent as it benefits the Continuing Members. The TRA with Pluralsight Holdings and the Continuing Members provides for the payment by us to the TRA Members of

85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Pluralsight Holdings resulting from any redemptions or exchanges of LLC Units from the Continuing Members as described under the section titled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement”, incorporated by reference to our 2019 Proxy Statement and (ii) certain other tax benefits related to our making payments under the TRA. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2019 Proxy Statement for additional information. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock.
Generally, we will not be reimbursed for any payments made to TRA Members under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
If the IRS challenges the tax basis or other tax attributes that give rise to payments under the TRA and the tax basis or other tax attributes are subsequently required to be adjusted, generally the recipients of payments under the TRA will not reimburse us for any payments we previously made to them. Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2019 Proxy Statement.
The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.
If and when we generate taxable income, Pluralsight Holdings will generally make quarterly tax distributions to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that may potentially apply to any member for the applicable fiscal year. The Tax Act recently significantly reduced the highest marginal federal income tax rate applicable to corporations such as Pluralsight, Inc., relative to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from Pluralsight Holdings significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship described in the section titled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement”, which is incorporated by reference to our 2019 Proxy Statement, for additional information. In addition, such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship between Class A common stock outstanding and LLC Units of Pluralsight Holdings held by Pluralsight, Inc. unless a corresponding number of additional shares of Class A common stock are distributed as a stock dividend. We may choose to pay dividends to all holders of Class A common stock with any excess cash. These considerations could have unintended impacts on the pricing of our Class A common stock and may impose transaction costs and require management efforts to address on a recurring basis. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pluralsight Holdings, the Continuing Members in Pluralsight Holdings during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.

Risks Related to Our Class A Common Stock
The Continuing Members have the right to have their LLC Units exchanged for shares of Class A common stock and any disclosure of such exchange or the subsequent sale of such Class A common stock may cause volatility in our stock price.
As of December 31, 2018, we have an aggregate of 72,077,054 shares of Class A common stock that are issuable upon exchange of LLC Units that are held by the Continuing Members. Under the Fourth LLC Agreement, the Continuing Members will be entitled to have their LLC Units exchanged for shares of our Class A common stock.
We cannot predict the timing, size, or disclosure of any future issuances of our Class A common stock resulting from the exchange of LLC Units or the effect, if any, that future issuances, disclosure, if any, or sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
The multi-class structure of our common stock has the effect of concentrating voting control with Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman; this limits or precludes your ability to influence corporate matters and may have a negative impact on the price of our Class A common stock.
Our Class C common stock has 10 votes per share, our Class B common stock has one vote per share, and our Class A common stock, our publicly traded stock, has one vote per share. Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, holds all of our issued and outstanding Class C common stock and as of December 31, 2018 holds approximately 54.5% of the combined voting power of our outstanding capital stock. As restricted share units of Pluralsight Holdings held by Mr. Skonnard vest over time, he will receive additional LLC Units and Class C common stock with 10 votes per share. As a result, Mr. Skonnard and his associated entities have the ability to control or significantly influence any action requiring the general approval of our stockholders, including the election and removal of our directors, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of other stockholders. This concentration of voting power with Mr. Skonnard and his associated entities may have a negative impact on the price of our Class A common stock.
As our Chief Executive Officer, Mr. Skonnard has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Skonnard owes fiduciary duties to us and our stockholders, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. As a stockholder, even a controlling stockholder, Mr. Skonnard is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Mr. Skonnard, personally and through his associated entities, holds his economic interest in our business primarily through Pluralsight Holdings, rather than through the public company, he may have conflicting interests with holders of shares of our Class A common stock. For example, Mr. Skonnard may have a different tax position from us, which could influence his decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2019 Proxy Statement for additional information. In addition, Mr. Skonnard’s significant ownership in us and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Certain proxy advisory firms, including Glass Lewis and Institutional Shareholder Services, have expressed concern over dual-class and multi-class structures in public companies.  In particular, Glass Lewis has indicated that, in certain situations, it views such structures as severely restricting stockholder rights.  This may lead Glass Lewis to recommend that stockholders vote against directors who served on a company’s board of directors when such structure was adopted.
In addition, in July 2017, Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.
Although we do not rely on the “controlled company” exemption under the rules and regulations of Nasdaq, we have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
Aaron Skonnard and his associated entities, collectively, hold a majority of the voting power of our outstanding capital stock, and therefore we are considered a “controlled company” as that term is set forth in the rules and regulations of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules and regulations of Nasdaq regarding corporate governance, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•
the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and

•	the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently rely on these exemptions and we fully comply with all corporate governance requirements under the rules and regulations of Nasdaq, including any phase-in periods specified thereunder. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of Nasdaq, which could adversely affect the protections for other stockholders.
Our stock price has been volatile and may continue to be volatile, and it may decline regardless of our operating performance.
Prior to our IPO, there was no public market for shares of our Class A common stock. On May 17, 2018, we sold shares of our Class A common stock to the public at $15.00 per share. From May 17, 2018, the date that shares of our Class A common stock began trading on Nasdaq, through December 31, 2018, the market price for our Class A common stock has ranged from $17.88 per share to $38.37 per share. The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others:

•	actual or anticipated fluctuations in our revenue and other results of operations, including as a result of the addition or loss of any number of customers;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	changes in operating performance and stock market valuations of SaaS-based software or other technology companies, or those in our industry in particular;

•	the size of our public float;

•	price and volume fluctuations in the trading of our Class A common stock and in the overall stock market, including as a result of trends in the economy as a whole;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy, data protection, and information security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;

•	changes in our board of directors or management;

•	short sales, hedging, and other derivative transactions involving our Class A common stock;

•	sales of large blocks of our Class A common stock including sales by our executive officers, directors, and significant stockholders; and

•	other events or factors, including changes in general economic, industry, and market conditions, and trends, as well as any natural disasters, which may affect our operations.
In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management, and harm our business.
Future sales of shares by existing stockholders could cause our stock price to decline.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade our common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our results of operations fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price and trading volume to decline.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, we expect to grant equity awards under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
We generally do not intend to pay dividends.
We generally do not intend to pay dividends to the holders of our Class A common stock for the foreseeable future, except possibly in connection with maintaining certain aspects of our UP-C structure. See the section titled “—Risks Related to Our Organizational Structure—The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.” Our ability to pay dividends on our Class A common stock may be restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or law. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, financial condition, and results of operations, current and anticipated cash needs, plans for expansion and any legal or contractual limitation on our ability to pay dividends. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.
If, however, we decide to pay a dividend in the future, we would likely need to cause Pluralsight Holdings to make distributions to Pluralsight, Inc. in an amount sufficient to cover cash dividends, if any, declared by us.
Deterioration in the consolidated financial condition, earnings, or cash flow of Pluralsight Holdings for any reason could limit or impair its ability to pay cash distributions or other distributions to us. In addition, our ability to pay dividends in the future is dependent upon our receipt of cash from Pluralsight Holdings and its subsidiaries. Pluralsight Holdings and its subsidiaries may be restricted from distributing cash to us by, among other things, law or the documents governing our existing or future indebtedness.
Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	a classified board of directors with staggered three year terms;

•	that stockholders may remove directors only for cause;

•
our multi-class structure, which provides Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, the ability to control or significantly influence the outcome of matters requiring stockholder approval;

•
the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;

•	a prohibition on stockholders calling special stockholder meetings; and

•
certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our amended and restated bylaws provide that, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees of ours or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine, the exclusive forum shall be a state or federal court located within the State of Delaware, in substantially all cases. Our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees.
In light of the decision issued by the Delaware Court of Chancery in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding Federal Forum Provisions are not valid under Delaware law, we do not intend to enforce the Federal Forum Provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, our board of directors intends to amend our amended and restated bylaws to remove the Federal Forum Provision.
If we face relevant litigation and are unable to enforce these provisions, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupies approximately 72,000 square feet in Utah under leases that expire at various times through 2021. We also lease offices around the world, including in Boston, Ireland, and India.
In August 2018, we entered into a lease agreement to rent an office building consisting of approximately 348,000 gross square feet to be constructed in Draper, Utah expected to become our new corporate headquarters. We will begin to pay basic annual rent in monthly installments on the earlier to occur of the date we open for business in the leased premises or June 24, 2020 (which date may be extended by construction delays). The term of the lease continues for 15 years from the rent commencement date. We have a right to extend the term of the lease for up to three additional five-year periods.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure, and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
Item 3. Legal Proceedings.
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, and cash flows. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows, or financial condition.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Our Class A Common Stock

Our Class A common stock began trading on Nasdaq under the symbol “PS” on May 17, 2018. Our Class B and Class C common stock are not listed or traded on any stock exchange.
Holders of Record

As of December 31, 2018, there were 59 holders of record of our Class A common stock, 69 holders of record of our Class B common stock, and 5 holders of record of our Class C common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy

We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference in our 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2018.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be "soliciting material" or "filed" for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of Pluralsight, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and the S&P 500 Information Technology Index between May 17, 2018 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2018. All values assume a $100 initial investment and data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	May 17, 2018(1)	May 31, 2018	June 30, 2018	July 31, 2018	Aug. 31, 2018	Sept. 30, 2018	Oct. 31, 2018	Nov. 30, 2018	Dec. 31, 2018

Pluralsight	$100	$108	$122	$116	$171	$160	$112	$120	$118
S&P 500	$100	$99	$100	$104	$107	$107	$100	$101	$92
S&P 500 Information Technology	$100	$101	$101	$103	$109	$109	$100	$98	$90

(1) Base period

Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, pursuant to the terms of the Fourth LLC Agreement, certain Continuing Members of Pluralsight Holdings exchanged 1,107,448 shares of Class B common stock, along with their corresponding LLC Units, for an equivalent number of shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Use of Proceeds
On May 16, 2018, the SEC declared our registration statement on Form S-1 (File No. 333-224301) for our IPO effective.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 17, 2018 pursuant to Rule 424(b)(4).
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data.
The following tables present the selected historical consolidated financial information and other data for Pluralsight, Inc. and its consolidated subsidiaries. Pluralsight Holdings is our predecessor, for financial reporting purposes, and its consolidated financial statements are our consolidated financial statements. The following selected consolidated financial data for Pluralsight, Inc. and its consolidated subsidiaries should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018 and 2017, are derived from the audited consolidated financial statements and related notes of Pluralsight, Inc. included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2015, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from the consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands, except per share amounts)
Revenue	$232,029	$166,824	$131,841	$108,422
Cost of revenue(1)(2)	62,550	49,828	40,161	33,245
Gross profit	169,479	116,996	91,680	75,177
Operating expenses(1)(2):
Sales and marketing	153,643	103,478	51,234	44,872
Technology and content	65,998	49,293	36,159	33,146
General and administrative	68,351	46,971	18,130	15,916
Total operating expenses	287,992	199,742	105,523	93,934
Loss from operations	(118,513)	(82,746)	(13,843)	(18,757)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)	(7,399)
Loss on debt extinguishment	(4,085)	(1,882)	—	—
Other income (expense), net	1,504	81	45	(18)
Loss before income taxes	(127,920)	(96,212)	(20,118)	(26,174)
Provision for income taxes	(664)	(324)	(494)	(186)
Net loss	$(128,584)	$(96,536)	$(20,612)	$(26,360)
Less: Net loss attributable to non-controlling interests	(44,917)	—	—	—
Net loss attributable to Pluralsight, Inc.	$(83,667)	$(96,536)	$(20,612)	$(26,360)
Less: Accretion of Series A redeemable convertible preferred units	(176,275)	(63,800)	(6,325)	(55,300)
Net loss attributable to common shares	$(259,942)	$(160,336)	$(26,937)	$(81,660)
Net loss per share, basic and diluted(3)	$(0.65)
Weighted-average common shares used in computing basic and diluted net loss per share(3)	62,840

______________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$140	$20	$20	$39
Sales and marketing	14,330	2,624	1,462	1,896
Technology and content	8,747	1,966	2,050	2,203
General and administrative	31,086	17,171	2,206	865
Total equity-based compensation	$54,303	$21,781	$5,738	$5,003

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$7,586	$7,008	$6,565	$6,555
Sales and marketing	389	721	643	1,077
Technology and content	706	706	706	611
General and administrative	—	91	120	130
Total amortization of acquired intangible assets	$8,681	$8,526	$8,034	$8,373

(3)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s IPO described in Note 1—Organization and Description of Business. See Note 13—Net Loss Per Share for additional details.

Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016	2015

	(in thousands)
Cash and cash equivalents	$194,306	$28,267	$19,397	$8,389
Total assets	447,463	236,420	214,972	192,984
Deferred revenue, current and non-current	172,581	111,301	72,683	55,795
Long-term debt, net	—	116,037	74,069	83,862
Redeemable convertible preferred units	—	405,766	341,966	305,294
Non-controlling interests	107,167	—	—	—
Total stockholders’ equity/members’ deficit	208,593	(445,077)	(307,230)	(286,134)

Key Business Metrics
We monitor business customers, billings, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

					Growth Rate
	Year Ended December 31,				Year Ended December 31,
	2018	2017	2016	2015	2018	2017	2016

	(dollars in thousands)
Business customers (end of period)	16,756	14,463	12,043	10,517	16%	20%	15%
Billings	$293,583	$205,807	$149,231	$130,043	43%	38%	15%
Billings from business customers	$248,159	$162,965	$104,861	$83,663	52%	55%	25%
% of billings from business customers	85%	79%	70%	64%
Business Customers
We use the number of business customers to measure and monitor the growth of our business and the success of our sales and marketing activities, and believe that the growth of our business customer base is indicative of our long-term billings and revenue growth potential. We define a business customer as a unique account in our customer relationship management system that had an active paying subscription at the end of the period presented. Each unique account in our customer relationship management system is considered a unique business customer as the system does not create unique accounts for individual customers, and, in some cases, there may be more than one business customer within a single organization.
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both existing and new customers. Billings represents our total revenue plus the change in deferred revenue in the period, as presented in our consolidated statements of cash flows. Billings in any particular period represents amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year, and we typically invoice them in advance in monthly or annual installments.
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
Dollar-Based Net Retention Rate
We use our dollar-based net retention rate to measure our ability to retain and expand the revenue generated from our existing business customers. Our dollar-based net retention rate compares our subscription revenue from the same set of customers across comparable periods. We calculate our dollar-based net retention rate on a trailing four-quarter basis. To calculate our dollar-based net retention rate, we first calculate the subscription revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or cohort customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for dollar-based net retention rate is the sum of subscription revenue from cohort customers for the four most recent quarters, or numerator period, and the denominator is the sum of subscription revenue from cohort customers for the four quarters preceding the numerator period. Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate was 128% and 117% at December 31, 2018 and 2017, respectively.
Non-GAAP Financial Measures

	Year Ended December 31,
	2018	2017	2016	2015

	(dollars in thousands)
Non-GAAP gross profit	$177,221	$124,024	$98,265	$81,771
Non-GAAP gross margin	76%	74%	75%	75%
Non-GAAP operating loss	$(54,349)	$(52,439)	$(71)	$(5,381)
Free cash flow	$(18,032)	$(20,472)	$(7,927)	$1,699
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Non-GAAP gross profit is a non-GAAP financial measure that we define as gross profit plus equity-based compensation, amortization related to acquired intangible assets, and employer payroll taxes related to employee stock transactions. We define non-GAAP gross margin as our non-GAAP gross profit divided by our revenue. We believe non-GAAP gross profit and non-GAAP gross margin are useful to investors as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability or operating performance.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP gross profit and non-GAAP gross margin as a financial measure and for a reconciliation of our non-GAAP gross profit to gross profit, the most directly comparable financial measure calculated in accordance with GAAP.
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation, amortization related to acquired intangible assets, and employer payroll taxes related to employee stock transactions. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP operating loss as a financial measure and for a reconciliation of our non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated in accordance with GAAP.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment and purchases of our content library. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital. For the years ended December 31, 2018, 2017, 2016, and 2015, our free cash flow included cash paid for interest on our long-term debt of $4.3 million, $6.9 million, $5.5 million, and $6.5 million, respectively. For the years ended December 31, 2018, 2017 and 2016, our free cash flow was negative as a result of our continued investments to support the growth of our business.

We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using free cash flow as a financial measure and for a reconciliation of free cash flow to net cash (used in) provided by operations, the most directly comparable financial measure calculated in accordance with GAAP.
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
We compensate for these limitations by providing a reconciliation of non-GAAP gross profit, non-GAAP operating loss, and free cash flow to the related GAAP financial measures, gross profit, loss from operations, and net cash (used in) provided by operating activities, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, and free cash flow in conjunction with their respective related GAAP financial measures.
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2018	2017	2016	2015

	(dollars in thousands)
Gross profit	$169,479	$116,996	$91,680	$75,177
Equity-based compensation	140	20	20	39
Amortization of acquired intangible assets	7,586	7,008	6,565	6,555
Employer payroll taxes on employee stock transactions	16	—	—	—
Non-GAAP gross profit	$177,221	$124,024	$98,265	$81,771
Gross margin	73%	70%	70%	69%
Non-GAAP gross margin	76%	74%	75%	75%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Loss from operations	$(118,513)	$(82,746)	$(13,843)	$(18,757)
Equity-based compensation	54,303	21,781	5,738	5,003
Amortization of acquired intangible assets	8,681	8,526	8,034	8,373
Employer payroll taxes on employee stock transactions	1,180	—	—	—
Non-GAAP operating loss	$(54,349)	$(52,439)	$(71)	$(5,381)

The following table provides a reconciliation of net cash (used in) provided by operating activities to free cash flow:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Net cash (used in) provided by operating activities	$(5,896)	$(12,139)	$4,468	$11,942
Less: purchases of property and equipment	(8,796)	(5,951)	(10,142)	(7,954)
Less: purchases of content library	(3,340)	(2,382)	(2,253)	(2,289)
Free cash flow	$(18,032)	$(20,472)	$(7,927)	$1,699

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading provider of technology skill development solutions for businesses and individuals. We started operations in 2004 and focused initially on in-person ILT, and, in anticipation of increasing demand for online solutions, we shifted entirely to an online delivery model in 2011. Since 2011, we have extended our offering to include new content areas and additional features. Through our cloud-based technology skills platform, we enable businesses to innovate in an era of rapid technological change and digital transformation by equipping their employees with the latest technology skills. Out platform provides a broad range of tools, including skill and role assessments, a curated library of expert-authored courses, directed learning paths, interactive labs, and business analytics. Through these features, we provide businesses with visibility into the technical strengths of their workforce, allowing them to better align resources, provide targeted skill development in line with company goals, and advance the skills of individuals and teams.
We derive substantially all of our revenue from the sale of subscriptions to our platform. We sell subscriptions primarily to business customers through our direct sales team, as well as through our website. Individual customers can also purchase subscriptions directly through our website. Our subscription pricing is calculated on a per-user basis. We recognize subscription revenue ratably over the life of the contract, which for business customers generally ranges from one to three years. As of December 31, 2018, we have 16,756 business customers, including over 810,000 business users, compared to 575,000 business users as of December 31, 2017. Our customers include over 340 of the 2018 Fortune 500.
We have achieved significant growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our billings totaled $293.6 million, $205.8 million, and $149.2 million, representing year-over-year growth of 43%, 38%, and 15%, respectively. Our billings from business customers for the same periods were $248.2 million, $163.0 million, and $104.9 million, respectively, representing year-over-year growth of 52%, 55%, and 25%, respectively. Our net loss for the years ended December 31, 2018, 2017, and 2016, was $128.6 million, $96.5 million, and $20.6 million, respectively, which reflects our substantial investments in the future growth of our business.
We continue to make investments in our business to execute our growth strategy. Key elements of our strategy include: attracting new customers, expanding deployments to existing customers, expanding internationally, and continuing to expand our skills platform, including the breadth of our content library and capabilities of our platform features.
In May 2018, we completed our IPO of 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share. We received $332.1 million in proceeds, net of underwriting discounts and commissions, which we used to purchase LLC Units from Pluralsight Holdings at a price per unit equal to the IPO price. Following the IPO, we caused Pluralsight Holdings to repay in full its outstanding long-term debt of $137.7 million.

Key Business Metrics
We monitor business customers, billings, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

				Growth Rate
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017

	(dollars in thousands)
Business customers (end of period)	16,756	14,463	12,043	16%	20%
Billings	$293,583	$205,807	$149,231	43%	38%
Billings from business customers	$248,159	$162,965	$104,861	52%	55%
% of billings from business customers	85%	79%	70%
Business Customers
We use the number of business customers to measure and monitor the growth of our business and the success of our sales and marketing activities, and believe that the growth of our business customer base is indicative of our long-term billings and revenue growth potential. We define a business customer as a unique account in our customer relationship management system that had an active paying subscription at the end of the period presented. Each unique account in our customer relationship management system is considered a unique business customer as the system does not create unique accounts for individual customers, and, in some cases, there may be more than one business customer within a single organization.
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both existing and new customers. Billings represent our total revenue plus the change in deferred revenue in the period, as presented in our consolidated statements of cash flows. Billings in any particular period represent amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year, as we only recently began offering subscription periods greater than one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year and we typically invoice them in advance in monthly or annual installments.
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
Dollar-Based Net Retention Rate
Our ability to upsell our platform across our business customers, particularly our enterprise customers, and expand such customers’ usage of our platform across their organizations, is further highlighted by our strong dollar-based net retention rate. We use our dollar-based net retention rate to measure our ability to retain and expand the revenue generated from our existing business customers. Our dollar-based net retention rate compares our subscription revenue from the same set of customers across comparable periods. We calculate our dollar-based net retention rate on a trailing four-

quarter basis. To calculate our dollar-based net retention rate, we first calculate the subscription revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or cohort customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for dollar-based net retention rate is the sum of subscription revenue from cohort customers for the four most recent quarters, or numerator period, and the denominator is the sum of subscription revenue from cohort customers for the four quarters preceding the numerator period. Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate was 128% and 117% at December 31, 2018 and 2017, respectively.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of subscriptions to our platform. A small portion of our revenue is derived from providing professional services, which generally consist of content creation or other consulting services. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably as revenue over the subscription period. Subscription terms typically range from one year to three years for business customers and one month to one year for individual customers, and begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed by multi-year agreements.
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
Operating Expenses
Our operating expenses are classified as sales and marketing, technology and content, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, equity-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure and facility-related costs based on headcount in each category.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation costs of our sales and marketing employees, including salaries, benefits, bonuses, commissions, equity-based compensation expense, and allocated overhead costs. Commissions earned by our sales force are expensed as incurred. Other sales and marketing costs include user events, search engine and email marketing, content syndication, lead generation, and online banner and video advertising. The increases in sales and marketing expenses were driven primarily by increased employee compensation costs as we added headcount to support our growth as well as increased marketing and event related costs, including for Pluralsight LIVE, our user conference. We expect that our sales and marketing expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we hire additional sales and marketing personnel, increase our marketing activities, and grow our domestic and international operations. Additionally, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect sales and marketing expenses to decrease as a percentage of revenue over the long term.

Technology and Content
Technology costs consist principally of research and development activities including personnel costs, consulting services, other costs associated with platform development efforts, and allocated overhead costs. Content costs consist principally of personnel costs and other activities associated with content development, course production, curriculum direction, and allocated overhead costs. Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including software used to upgrade and enhance our platform and applications supporting our business, which are capitalized and amortized over the estimated useful lives of one to three years. The increases in technology and content expenses were driven primarily by increased employee compensation costs as we added headcount to support our growth. We expect that our technology and content expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we continue to increase the functionality of and enhance our platform and develop new content and features. Additionally our technology and content expense may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect technology and content expenses to decrease as a percentage of revenue over the long term.
General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, people operations, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation expense; professional fees for external legal, accounting, recruiting, and other consulting services; and allocated overhead costs. The increases in general and administrative expenses were driven primarily by increased employee compensation costs as we added headcount to support our growth as well as an increase in equity-based compensation charges following the completion of our IPO as certain vesting conditions of our employee equity awards became probable. We have incurred and expect to incur additional general and administrative expenses as a result of our organizational structure, including additional tax, accounting, and legal expenses, and operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the applicable stock exchange, additional insurance expenses, investor relations activities, and increased legal, audit, and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue. Additionally, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect general and administrative expenses to decrease as a percentage of revenue over the long term.
Other (Expense) Income
Other (expense) income consists primarily of interest expense on long-term debt, losses related to the extinguishment of our long-term debt, interest income on cash and cash equivalents, and gains or losses on foreign currency transactions. We used a portion of our IPO proceeds to repay our long-term debt, which has and will result in decreases to interest expense. In the future, we also expect interest income to increase as a result of our increased cash and cash equivalents balance following the IPO.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Revenue	$232,029	$166,824	$131,841
Cost of revenue(1)(2)	62,550	49,828	40,161
Gross profit	169,479	116,996	91,680
Operating expenses(1)(2):
Sales and marketing	153,643	103,478	51,234
Technology and content	65,998	49,293	36,159
General and administrative	68,351	46,971	18,130
Total operating expenses	287,992	199,742	105,523
Loss from operations	(118,513)	(82,746)	(13,843)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)
Loss on debt extinguishment	(4,085)	(1,882)	—
Other income, net	1,504	81	45
Loss before income taxes	(127,920)	(96,212)	(20,118)
Provision for income taxes	(664)	(324)	(494)
Net loss	$(128,584)	$(96,536)	$(20,612)
________________________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Cost of revenue	$140	$20	$20
Sales and marketing	14,330	2,624	1,462
Technology and content	8,747	1,966	2,050
General and administrative	31,086	17,171	2,206
Total equity-based compensation	$54,303	$21,781	$5,738

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Cost of revenue	$7,586	$7,008	$6,565
Sales and marketing	389	721	643
Technology and content	706	706	706
General and administrative	—	91	120
Total amortization of acquired intangible assets	$8,681	$8,526	$8,034

	Year Ended December 31,
	2018	2017	2016

Revenue	100%	100%	100%
Cost of revenue	27	30	30
Gross profit	73	70	70
Operating expenses:
Sales and marketing	66	62	39
Technology and content	28	30	27
General and administrative	29	28	14
Total operating expenses	123	120	80
Loss from operations	(50)	(50)	(10)
Other (expense) income:
Interest expense	(3)	(7)	(5)
Loss on debt extinguishment	(2)	(1)	—
Other income, net	1	—	—
Loss before income taxes	(54)	(58)	(15)
Provision for income taxes	—	—	—
Net loss	(54)%	(58)%	(15)%
Comparison of the Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$232,029	$166,824	$65,205	39%
Revenue was $232.0 million for the year ended December 31, 2018, compared to $166.8 million for the year ended December 31, 2017, an increase of $65.2 million, or 39%. The increase in revenue was primarily due to a $62.9 million, or 50%, increase in revenue from business customers, driven by an increase of 2,293 business customers from 14,463 business customers as of December 31, 2017 to 16,756 business customers as of December 31, 2018, as well as increased sales to our existing business customers, as evidenced by our dollar-based net retention rate of 128% for the year ended December 31, 2018. In addition, revenue from individual customers increased by $2.3 million as a result of an increase in price on our individual monthly subscription fee and the release of our premium individual subscription product.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$62,550	$49,828	$12,722	26%
Gross profit	169,479	116,996	52,483	45%
Cost of revenue was $62.6 million for the year ended December 31, 2018, compared to $49.8 million for the year ended December 31, 2017, an increase of $12.7 million, or 26%. The increase in cost of revenue was primarily due to an increase of $7.6 million in author fees, consistent with our revenue growth, an increase of $1.3 million in depreciation of capitalized software development costs primarily due to an increase in amounts capitalized for internal-use software related to features added to our platform, an increase of $1.1 million in amortization of acquired intangible assets and course creation costs and an increase of $1.1 million in hosting and delivery fees to accommodate our growing customer base.
Gross profit was $169.5 million for the year ended December 31, 2018, compared to $117.0 million for the year ended December 31, 2017, an increase of $52.5 million, or 45%. The increase in gross profit was the result of the increase in our revenue during the year ended December 31, 2018. Gross margin increased from 70% for the year ended December 31, 2017 to 73% for the year ended December 31, 2018 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Year Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Sales and marketing	$153,643	$103,478	$50,165	48%
Technology and content	65,998	49,293	16,705	34%
General and administrative	68,351	46,971	21,380	46%
Total operating expenses	$287,992	$199,742	$88,250	44%
Sales and Marketing
Sales and marketing expenses were $153.6 million for the year ended December 31, 2018, compared to $103.5 million for the year ended December 31, 2017, an increase of $50.2 million, or 48%. The increase was primarily due to an increase of $45.1 million in employee compensation costs, including an increase in equity-based compensation expense of $11.7 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $1.6 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain restricted stock units, or RSUs, was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $5.2 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $2.7 million due to additional travel expenses primarily driven by our additional headcount. These increases were partially offset by a decrease of $3.0 million in marketing and event costs, as a result of optimizing our digital marketing expenditures to more efficient channels.
Technology and Content
Technology and content expenses were $66.0 million for the year ended December 31, 2018, compared to $49.3 million for the year ended December 31, 2017, an increase of $16.7 million, or 34%. The increase was primarily due to an increase of $16.3 million in employee compensation costs, including an increase in equity-based compensation expense of $6.8 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $0.9 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $1.7 million related to allocated overhead costs primarily driven by our headcount growth. These increases were offset by an increase of $1.6 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $68.4 million for the year ended December 31, 2018, compared to $47.0 million for the year ended December 31, 2017, an increase of $21.4 million, or 46%. The increase was primarily due to an increase of $17.0 million in employee compensation costs, including $13.9 million in equity-based compensation expense, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $5.3 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $2.6 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $1.5 million for professional services primarily driven by the additional costs of operating as a public company.
Other (Expense) Income

	Year Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Interest expense	$(6,826)	$(11,665)	$4,839	(41)%
Loss on debt extinguishment	(4,085)	(1,882)	(2,203)	117%
Other income, net	1,504	81	1,423	1,757%
Interest expense decreased primarily as a result of our repayment of long-term debt in May 2018. In connection with the repayment, we incurred a loss on debt extinguishment of $4.1 million.
Other income, net was $1.5 million for the year ended December 31, 2018, compared to $0.1 million for the year ended December 31, 2017, an increase of $1.4 million. The increase was primarily due to additional interest income earned from our increased cash equivalents as a result of net proceeds from our IPO.
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Revenue	$166,824	$131,841	$34,983	27%
Revenue was $166.8 million for the year ended December 31, 2017, compared to $131.8 million for the year ended December 31, 2016, an increase of $35.0 million, or 27%. The increase in revenue was primarily due to a $36.2 million, or 41%, increase in revenue from business customers, driven by an increase of 2,420 business customers from 12,043 business customers as of December 31, 2016 to 14,463 business customers as of December 31, 2017, as well as increased sales to our existing business customers as evidenced by our 117% dollar-based net retention rate for the year ended December 31, 2017, partially offset by a $1.2 million decrease in revenue from individual customers, driven, in part, by our strategic shift to focus more of our sales and marketing efforts on business customers.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue	$49,828	$40,161	$9,667	24%
Gross profit	116,996	91,680	25,316	28%
Cost of revenue was $49.8 million for the year ended December 31, 2017, compared to $40.2 million for the year ended December 31, 2016, an increase of $9.7 million, or 24%. The increase in cost of revenue was primarily due to an increase of $6.2 million in author fees, an increase of $1.1 million in hosting and delivery fees to accommodate our growing customer base, an increase of $0.7 million in depreciation of capitalized software development costs primarily due to an increase in amounts capitalized for internal-use software related to features added to our platform, an increase of $0.6 million in amortization of acquired intangible assets and course creation costs, and an increase of $0.4 million in employee-related costs related to increased customer support headcount.

Gross profit was $117.0 million for the year ended December 31, 2017, compared to $91.7 million for the year ended December 31, 2016, an increase of $25.3 million, or 28%. The increase in gross profit was the result of the increase in our revenue during the year ended December 31, 2017. Gross margin remained consistent at 70% for each of the years ended December 31, 2017 and 2016.
Operating Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Sales and marketing	$103,478	$51,234	$52,244	102%
Technology and content	49,293	36,159	13,134	36%
General and administrative	46,971	18,130	28,841	159%
Total operating expenses	$199,742	$105,523	$94,219	89%
Sales and Marketing
Sales and marketing expenses were $103.5 million for the year ended December 31, 2017, compared to $51.2 million for the year ended December 31, 2016, an increase of $52.2 million, or 102%. The increase was primarily due to an increase of $36.3 million in employee compensation costs, including an increase in equity-based compensation expense of $1.2 million, as we added headcount to support our growth. In addition, there was an increase of $9.3 million in marketing and event costs, including for Pluralsight LIVE, our first-ever user conference, an increase of $4.1 million related to allocated overhead costs driven by our headcount growth, and an increase of $2.3 million due to additional travel expenses related to additional headcount.
Technology and Content
Technology and content expenses were $49.3 million for the year ended December 31, 2017, compared to $36.2 million for the year ended December 31, 2016, an increase of $13.1 million, or 36%. The increase was primarily due to an increase of $12.6 million in employee compensation costs, including an increase in equity-based compensation expense of $0.2 million, as we added headcount to support our growth, and an increase of $0.7 million related to allocated overhead costs primarily driven by our headcount growth, partially offset by an increase of $0.3 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $47.0 million for the year ended December 31, 2017, compared to $18.1 million for the year ended December 31, 2016, an increase of $28.8 million, or 159%. The increase was primarily due to an increase of $10.5 million in employee compensation costs, including an additional $2.9 million in equity-based compensation expense, primarily due to additional headcount to support our growth, as well as one-time non-cash equity-based compensation charges of $9.9 million associated with a sale of common units held by an affiliate of one of our co-founders to certain of our existing investors at a price in excess of fair value, and $2.1 million related to the conversion of common units of Pluralsight Holdings into Class B common units of Pluralsight Holdings for our co-founder and Chief Executive Officer. In addition, there was an increase of $3.6 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $1.8 million for professional services.

Other (Expense) Income

	Year Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Interest expense	$(11,665)	$(6,320)	$(5,345)	85%
Loss on debt extinguishment	(1,882)	—	(1,882)	NM
Other income, net	81	45	36	80%
Interest expense increased primarily as a result of increased borrowings of long-term debt and higher interest rates. As of December 31, 2017, we had a principal balance of $116.6 million in long-term debt outstanding, compared to $85.0 million as of December 31, 2016. The interest rate on the long-term debt outstanding as of December 31, 2017 and 2016 was 10.20% and 5.50%, respectively. We also incurred a loss on debt extinguishment resulting from the refinancing of our long-term debt in June 2017. This loss is primarily the result of unamortized debt issuance costs and accrued interest on the date of extinguishment.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

	(in thousands, except per share amounts)
Revenue	$37,239	$38,891	$43,286	$47,408	$49,644	$53,572	$61,553	$67,260
Cost of revenue(1)(2)	11,209	11,887	12,582	14,150	14,886	15,890	15,331	16,443
Gross profit	26,030	27,004	30,704	33,258	34,758	37,682	46,222	50,817
Operating expenses(1)(2):
Sales and marketing	17,826	23,018	29,410	33,224	29,467	38,933	41,392	43,851
Technology and content	10,205	11,326	12,448	15,314	13,325	16,493	17,227	18,953
General and administrative	6,267	9,412	19,094	12,198	11,292	19,448	17,398	20,213
Total operating expenses	34,298	43,756	60,952	60,736	54,084	74,874	76,017	83,017
Loss from operations	(8,268)	(16,752)	(30,248)	(27,478)	(19,326)	(37,192)	(29,795)	(32,200)
Other (expense) income:
Interest expense	(1,527)	(3,597)	(3,252)	(3,289)	(3,710)	(2,424)	(342)	(350)
Loss on debt extinguishment	—	(1,882)	—	—	—	(4,085)	—	—
Other income (expense), net	48	21	55	(43)	(13)	48	654	815
Loss before income taxes	(9,747)	(22,210)	(33,445)	(30,810)	(23,049)	(43,653)	(29,483)	(31,735)
Provision for income taxes	(58)	(68)	(90)	(108)	(109)	(143)	(254)	(158)
Net loss	$(9,805)	$(22,278)	$(33,535)	$(30,918)	$(23,158)	$(43,796)	$(29,737)	$(31,893)
Net loss per share, basic and diluted(3)						$(0.19)	$(0.23)	$(0.24)
________________________

(1)	Includes equity-based compensation expense as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

	(in thousands)
Cost of revenue	$5	$5	$5	$5	$—	$46	$40	$54
Sales and marketing	664	715	631	614	539	4,432	4,372	4,987
Technology and content	464	526	499	477	381	2,668	2,790	2,908
General and administrative	579	3,133	11,762	1,697	2,453	10,409	8,842	9,382
Total equity-based compensation	$1,712	$4,379	$12,897	$2,793	$3,373	$17,555	$16,044	$17,331

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

	(in thousands)
Cost of revenue	$1,642	$1,642	$1,642	$2,082	$2,962	$2,961	$880	$783
Sales and marketing	161	161	161	238	195	194	—	—
Technology and content	176	176	176	178	176	177	176	177
General and administrative	27	27	27	10	—	—	—	—
Total amortization of acquired intangible assets	$2,006	$2,006	$2,006	$2,508	$3,333	$3,332	$1,056	$960
(3) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for only the periods following the Reorganization Transactions and Pluralsight, Inc.'s IPO described in Note 1—Organization and Description of Business. See Note 13—Net Loss Per Share for additional details.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	30	31	29	30	30	30	25	24
Gross profit	70	69	71	70	70	70	75	76
Operating expenses:
Sales and marketing	48	59	68	70	59	73	67	65
Technology and content	27	29	29	32	27	31	28	28
General and administrative	17	24	44	26	23	36	28	30
Total operating expenses	92	112	141	128	109	140	123	123
Loss from operations	(22)	(43)	(70)	(58)	(39)	(70)	(48)	(47)
Other (expense) income:
Interest expense	(4)	(9)	(8)	(7)	(7)	(5)	(1)	(1)
Loss on debt extinguishment	—	(5)	—	—	—	(8)	—	—
Other (expense) income, net	—	—	—	—	—	—	1	1
Loss before income taxes	(26)	(57)	(78)	(65)	(46)	(83)	(48)	(47)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	(26)%	(57)%	(78)%	(65)%	(46)%	(83)%	(48)%	(47)%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially for all periods presented due primarily to increases in billings from sales of subscriptions to our platform to business customers.
Quarterly Costs and Expenses Trends
Cost of revenue generally increased sequentially for all periods presented due primarily to the continued expansion of our content library and related author fees, hosting and delivery, and increased employee headcount within our customer support organization. For the three months ended September 30, 2018, cost of revenue decreased compared to the three months ended June 30, 2018, in part because of a decrease in amortization of acquired intangible assets.
Our operating expenses generally increased sequentially across the quarters presented, primarily due to the addition of personnel to support our growth. Our operating expenses generally increase significantly during the fourth quarter of each year due to the increase in our billings from business customers attributable to large enterprise buying patterns typical in the software industry.

Key Business Metrics

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

	(dollars in thousands)
Business customers(1) (end of period)	12,580	13,214	13,887	14,463	14,830	15,507	16,185	16,756
Billings(2)	$38,883	$46,029	$50,005	$70,890	$55,419	$65,297	$72,243	$100,624
Billings from business customers	$29,327	$35,845	$39,920	$57,873	$45,252	$54,623	$61,143	$87,141
% of billings from business customers	75%	78%	80%	82%	82%	84%	85%	87%
________________________

(1)	See the section titled “—Key Business Metrics—Business customers” for additional information.

(2)	See the section titled “—Key Business Metrics—Billings” for additional information.
Liquidity and Capital Resources
As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $211.1 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds. Our restricted cash is primarily related to a deposit required to be maintained as a result of our lease obligations related to our future headquarters. Since our inception, we have financed our operations primarily through private sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. In May 2018, we completed our IPO of 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share. We received $332.1 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly issued LLC Units from Pluralsight Holdings at a price per unit equal to the IPO price, net of underwriting discounts and commissions.
Following the IPO, we caused Pluralsight Holdings to repay in full its outstanding long-term debt of $137.7 million and incurred a loss on debt extinguishment of $4.1 million in connection with the repayment.
During the years ended December 31, 2018, 2017 and 2016, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect to continue such investments in order to sustain our growth. We expect that our free cash flow, along with our cash, cash equivalents, and restricted cash balances, will enable us to make such investments for the foreseeable future. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency, as well as eliminate cash paid for interest as a result of the debt repayment in May 2018. We expect to generate positive free cash flow over the long term.
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
In connection with the IPO and our UP-C structure, we entered into the TRA. As a result of the TRA, we are obligated to pass along some of these tax benefits and cash flows by making future payments to the TRA Members. Although the actual timing and amount of any payments we make to the TRA Members under the TRA will vary, such payments may be significant. Any payments we make to TRA Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

The following table shows cash flows for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net cash (used in) provided by operating activities	$(5,896)	$(12,139)	$4,468
Net cash used in investing activities	(12,136)	(8,333)	(13,044)
Net cash provided by financing activities	200,789	29,498	19,621
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	54	(37)
Net increase in cash, cash equivalents, and restricted cash	$182,594	$9,080	$11,008
Operating Activities
Cash used in operating activities for the year ended December 31, 2018 of $5.9 million was primarily due to a net loss of $128.6 million, partially offset by equity-based compensation of $54.3 million, a favorable change in operating assets and liabilities of $43.4 million, amortization of acquired intangible assets of $8.7 million, depreciation of property and equipment of $8.3 million, debt extinguishment costs of $4.2 million, amortization of course creation costs of $2.0 million, and amortization of debt discount and debt issuance costs of $1.2 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $61.6 million and an increase in accrued expenses of $8.0 million, partially offset by an increase in accounts receivable of $26.2 million.
Cash used in operating activities for the year ended December 31, 2017 of $12.1 million was primarily due to a net loss of $96.5 million, partially offset by a favorable change in operating assets and liabilities of $42.7 million, equity-based compensation of $21.8 million, amortization of acquired intangible assets of $8.5 million, depreciation of property and equipment of $6.7 million, amortization of debt discount and debt issuance costs of $1.8 million, and amortization of course creation costs of $1.5 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $39.0 million and an increase in accrued expenses of $18.0 million, partially offset by an unfavorable variance due to an increase in accounts receivable of $16.1 million.
Cash provided by operating activities for the year ended December 31, 2016 of $4.5 million was primarily due to a net loss of $20.6 million, more than offset by amortization of acquired intangible assets of $8.0 million, amortization of course creation costs of $1.3 million, equity-based compensation of $5.7 million, a favorable change in operating assets and liabilities of $5.1 million, and depreciation of property and equipment of $4.3 million. The net changes in operating assets and liabilities resulted from an increase in the deferred revenue balance of $17.4 million and an increase in accrued expenses and other liabilities of $1.3 million, partially offset by an increase in accounts receivable of $12.9 million and decreases in the compensation portion of related party notes payable of $1.6 million.
Investing Activities
Cash used in investing activities for the year ended December 31, 2018 of $12.1 million was related to purchases of property and equipment of $8.8 million and purchases of our content library of $3.3 million.
Cash used in investing activities for the year ended December 31, 2017 of $8.3 million was related to purchases of property and equipment of $6.0 million and purchases of content library and intangible assets of $2.4 million.
Cash used in investing activities for the year ended December 31, 2016 of $13.0 million was related to purchases of property and equipment of $10.1 million, purchases of our content library and other intangible assets of $2.3 million, and $0.6 million for a business acquisition.

Financing Activities
Cash provided by financing activities for the year ended December 31, 2018 of $200.8 million was due to net proceeds from the IPO of $332.1 million, borrowings of long-term debt of $20.0 million, and proceeds from issuance of common stock from employee equity plans of $13.4 million, partially offset by repayments of long-term debt of $137.7 million, taxes paid related to net share settlement of $16.9 million, and payments of costs related to the IPO of $7.1 million.
Cash provided by financing activities for the year ended December 31, 2017 of $29.5 million was due to $115.0 million in borrowing on long-term debt, partially offset by repayments of long-term debt of $85.0 million and payments of debt issuance costs of $0.9 million.
Cash provided by financing activities for the year ended December 31, 2016 of $19.6 million consisted primarily of net proceeds from the issuance of Series C redeemable convertible preferred units of $30.3 million and deemed landlord financing proceeds of $2.2 million, partially offset by repayments of long-term debt of $8.1 million and repayments of a related party note payable of $4.8 million.
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of obligations under leases for office facilities. The following table summarizes our non-cancellable contractual obligations as of December 31, 2018:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Lease obligations(1)	$142,349	$5,948	$17,345	$19,732	$99,324
Other contractual obligations	12,818	5,858	6,960	—	—
Total	$155,167	$11,806	$24,305	$19,732	$99,324
________________________

(1)	We had leases that expire at various dates through 2035. The amounts above include amounts payable under operating and build-to-suit leases.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
The table above excludes any obligations under the TRA. As a result of the exchanges made under our structure, we may incur a TRA liability, however, we do not expect to record a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. We estimate the incremental TRA liability that could result from past exchanges as of December 31, 2018 will be $5.5 million.
Purchase orders, which represent authorizations to purchase rather than binding agreements, are not included, in the table above. The other contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without significant penalty are not included in the table above.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify customers, vendors, lessors, partners, lenders, equity interest holders, and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Off-Balance Sheet Arrangements
Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We derive substantially all of our revenue from subscription services (which include support services) from providing customers access to our platform. A small portion of our revenue is derived from providing professional services, which generally consist of content creation and other consulting services.
We commence revenue recognition when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) services are provided to the customer; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) collection is reasonably assured.
Our subscription arrangements do not provide customers with the right to take possession of the software supporting our platform and, as a result, are accounted for as service arrangements. Revenue for subscription fees is recognized ratably over the subscription term, which typically varies from one month to three years, and begins on the date access to our platform is made available to the customer. Professional services are generally billed on a fixed-fee basis and are recognized as services are complete, provided the other revenue recognition criteria are met. Our arrangements are generally non-cancellable and nonrefundable. Taxes collected from customers are excluded from revenue.
For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery and, in situations in which a general right of return exists for the delivered item, delivery or performance of the undelivered item is considered probable and substantially within our control. Our subscription services have stand-alone value as we routinely sell subscriptions separately. Our professional services have stand-alone value because we have routinely sold these services separately. Customers have no general rights of return for delivered items.
If the deliverables have stand-alone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered based on the relative selling price, which we determine by using the best estimate of selling price, as neither vendor-specific objective evidence nor third-party evidence is available. We have determined our best estimate of selling price for our deliverables based on customer size, the size and volume of its transactions, overarching pricing objectives and strategies, market and industry conditions, product-specific factors, historical sales of the deliverables and discounting practices.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above, including amounts billed to customers in accordance with the terms of their underlying contracts where the service period has not yet commenced but will in the near future. Deferred revenue is released to revenue as the recognition criteria are met. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as non-current deferred revenue.
Capitalized Software Development Costs
We capitalize certain development costs incurred in connection with the development of our platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. We capitalized costs of $5.9 million, $3.4 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.
Equity-Based Compensation
We incur equity-based compensation expense primarily from incentive units, RSUs, stock options, and purchase rights issued under the Employee Stock Purchase Plan, or ESPP. Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For time-based awards, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. For awards subject to performance conditions, we record expense when the performance condition becomes probable. We record forfeitures related to equity-based compensation for its awards based on actual forfeitures as they occur.
The grant date fair value of RSUs is determined using the market closing price of our Class A common stock on the date of grant. RSUs granted prior to the IPO vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied by the IPO, following the expiration of the lock-up period, which occurred in November 2018. Awards granted subsequent to the IPO are not subject to the liquidity condition. Prior to the IPO, we had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, we recorded a cumulative adjustment to equity-based compensation expense totaling $7.8 million. The remaining unrecognized equity-based compensation expense related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.
In connection with the IPO, we granted stock options to purchase shares of Class A common stock to certain employees. Equity-based compensation expense for Class A common stock options granted to employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Equity-based compensation expense is recognized as expense on a straight-line basis over the requisite service period.
Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized following the straight-line attribution method over the offering period.
The Black-Scholes option pricing model is affected by the share price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock, and expected dividends. The assumptions used in the Black-Scholes pricing model are estimated as follows:

•	Fair Value of Common Stock: We determine the fair value of common stock as of each grant date using the market closing price of our Class A common stock on the date of grant.

•	Risk-free Interest Rate: The risk-free interest rate is derived from the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

•
Expected Term: The expected term is estimated using the simplified method due to a lack of historical exercise activity for us. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, we use the period from the beginning of the offering period to the end of each purchase period.

•
Volatility: The price volatility factor is based on the historical volatilities of comparable companies as we do not have sufficient trading history for our common stock. To determine comparable companies, we consider public enterprise cloud-based application providers and select those that are similar in size, stage of life cycle, and financial leverage. We will continue to use this process until a sufficient amount of historical information regarding volatility becomes available, or until circumstances change such that the identified companies are no longer relevant, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield: We have not and do not expect to pay dividends for the foreseeable future.
We also recorded equity-based compensation expense when we or a holder of an economic interest in us purchases shares from an employee for an amount in excess of the fair value of the common units at the time of purchase. We recognize any excess value transferred in these transactions as equity-based compensation expense in the consolidated statement of operations.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The determination of the value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.
Content Library, Intangible Assets, and Goodwill
The content library assets have been acquired from our network of independent authors (course creation costs) and through various business combinations. We amortize the content library and other intangible assets acquired in business combinations on a straight-line basis over their estimated useful lives, which is generally five years.
Periodically we assess potential impairment of our long-lived assets, which include our content library and intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future results of operations, significant changes in the manner of our use of acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset (or asset group) may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We test goodwill for impairment annually as of October 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our sole reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then we perform a quantitative analysis by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, an impairment charge is recorded. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
See Note 2 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Singapore Dollar, and Indian Rupee. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international sales contracts are generally denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, an increasing portion of our international sales contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2018, we had cash, cash equivalents, and restricted cash of $211.1 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

Item. 8 Consolidated Financial Statements and Supplementary Data

PLURALSIGHT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets	71
Consolidated Statements of Operations	72
Consolidated Statements of Comprehensive Loss	73
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity	74
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	78

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pluralsight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pluralsight, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for each of the years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 21, 2019

We have served as the Company’s auditor since 2014.

PLURALSIGHT, INC.
Consolidated Balance Sheets
(in thousands, except share/unit and per share amounts)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$194,306	$28,267
Accounts receivable, net of allowances of $2,501 and $1,552 as of December 31, 2018 and 2017, respectively	63,436	38,229
Prepaid expenses and other current assets	8,323	5,125
Total current assets	266,065	71,621
Property and equipment, net	31,641	22,457
Content library, net	7,050	13,441
Intangible assets, net	1,759	2,854
Goodwill	123,119	123,119
Restricted cash	16,765	210
Other assets	1,064	2,718
Total assets	$447,463	$236,420
Liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ deficit
Current liabilities:
Accounts payable	$7,160	$6,029
Accrued expenses	32,047	26,514
Accrued author fees	10,002	7,879
Deferred revenue	157,695	103,107
Total current liabilities	206,904	143,529
Deferred revenue, net of current portion	14,886	8,194
Long-term debt, less current portion, net	—	116,037
Facility financing obligation	15,777	7,513
Other liabilities	1,303	458
Total liabilities	238,870	275,731
Commitments and contingencies (Note 8)
Redeemable convertible preferred units:
Redeemable convertible preferred units, no par value; 48,447,880 units authorized, issued and outstanding as of December 31, 2017	—	405,766
Stockholders’ equity/members’ deficit:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 65,191,907 shares issued and outstanding as of December 31, 2018; 1,000 shares authorized, issued and outstanding as of December 31, 2017	7	—
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 57,490,881 shares issued and outstanding as of December 31, 2018	6	—
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,586,173 shares issued and outstanding as of December 31, 2018	1	—
Additional paid-in capital	452,576	—
Accumulated other comprehensive (loss) income	(41)	25
Accumulated deficit	(351,123)	(445,102)
Total stockholders’ equity attributable to Pluralsight, Inc./members’ deficit	101,426	(445,077)
Non-controlling interests	107,167	—
Total stockholders’ equity/members’ deficit	208,593	(445,077)
Total liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ deficit	$447,463	$236,420

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue	$232,029	$166,824	$131,841
Cost of revenue	62,550	49,828	40,161
Gross profit	169,479	116,996	91,680
Operating expenses:
Sales and marketing	153,643	103,478	51,234
Technology and content	65,998	49,293	36,159
General and administrative	68,351	46,971	18,130
Total operating expenses	287,992	199,742	105,523
Loss from operations	(118,513)	(82,746)	(13,843)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)
Loss on debt extinguishment	(4,085)	(1,882)	—
Other income, net	1,504	81	45
Loss before income taxes	(127,920)	(96,212)	(20,118)
Provision for income taxes	(664)	(324)	(494)
Net loss	$(128,584)	$(96,536)	$(20,612)
Less: Net loss attributable to non-controlling interests	(44,917)	—	—
Net loss attributable to Pluralsight, Inc.	$(83,667)	$(96,536)	$(20,612)
Less: Accretion of Series A redeemable convertible preferred units	(176,275)	(63,800)	(6,325)
Net loss attributable to common shares	$(259,942)	$(160,336)	$(26,937)
Net loss per share, basic and diluted(1)	$(0.65)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,840
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 13—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net loss	$(128,584)	$(96,536)	$(20,612)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(112)	33	(7)
Comprehensive loss	$(128,696)	$(96,503)	$(20,619)
Less: Comprehensive loss attributable to non-controlling interests	(44,967)	—	—
Comprehensive loss attributable to Pluralsight, Inc.	$(83,729)	$(96,503)	$(20,619)
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2016	45,216,286	$305,294	47,428,921	$—	—	$—	—	$—	—	$—	$—	$(1)	$(286,133)	$—	$(286,134)
Issuance of Series C redeemable convertible preferred units, net of issuance costs	3,231,594	30,347	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common units, net of issuance costs	—	—	353,351	2,082	—	—	—	—	—	—	—	—	—	—	2,082
Redemption of incentive units	—	—	—	(1,972)	—	—	—	—	—	—	—	—	—	—	(1,972)
Equity-based compensation	—	—	—	5,738	—	—	—	—	—	—	—	—	—	—	5,738
Accretion of Series A redeemable convertible preferred units	—	6,325	—	(5,848)	—	—	—	—	—	—	—	—	(477)	—	(6,325)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,612)	—	(20,612)
Balance at December 31, 2016	48,447,880	341,966	47,782,272	—	—	—	—	—	—	—	—	(8)	(307,222)	—	(307,230)
Exchange of Class A common units for Class B common units	—	—	—	2,074	—	—	—	—	—	—	—	—	—	—	2,074
Issuance of Class A common units	—	—	625,373	4,399	—	—	—	—	—	—	—	—	—	—	4,399
Redemption of incentive units	—	—	—	(3,724)	—	—	—	—	—	—	—	—	—	—	(3,724)
Equity-based compensation	—	—	—	19,707	—	—	—	—	—	—	—	—	—	—	19,707
Accretion of Series A redeemable convertible preferred units	—	63,800	—	(22,456)	—	—	—	—	—	—	—	—	(41,344)	—	(63,800)
Foreign currency translation gains	—	—	—	—	—	—	—	—	—	—	—	33	—	—	33
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(96,536)	—	(96,536)
Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	582,030	—	—	—	582,041
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Effect of exchanges of LLC Units	—	—	—	—	1,107,448	—	(1,071,448)	—	(36,000)	—	1,723	—	—	(1,723)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	836,365	1	—	—	—	—	12,537	—	—	—	12,538
Vesting of restricted stock units	—	—	—	—	608,488	—	—	—	423,862	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	267,918	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	61,418	—	—	—	—	—	840	—	—	—	840
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(4,460)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	41,607	—	—	—	41,607
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(19,628)	—	—	19,628	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(50)	(94)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(41,007)	(44,917)	(85,924)
Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$452,576	$(41)	$(351,123)	$107,167	$208,593

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Operating activities
Net loss	$(128,584)	$(96,536)	$(20,612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	8,318	6,675	4,274
Amortization of acquired intangible assets	8,681	8,526	8,034
Amortization of course creation costs	1,993	1,462	1,337
Equity-based compensation	54,303	21,781	5,738
Provision for doubtful accounts	675	479	89
Amortization of debt discount and debt issuance costs	1,215	1,847	469
Debt extinguishment costs	4,197	931	6
Deferred tax benefit	(252)	(83)	—
Other	161	63	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(26,156)	(16,123)	(12,862)
Prepaid expenses and other assets	(3,482)	(2,796)	(701)
Accounts payable	1,385	2,561	677
Accrued expenses and other liabilities	7,973	17,960	1,290
Accrued author fees	2,123	2,131	894
Deferred revenue	61,554	38,983	17,390
Related party note payable	—	—	(1,555)
Net cash (used in) provided by operating activities	(5,896)	(12,139)	4,468
Investing activities
Purchases of property and equipment	(8,796)	(5,951)	(10,142)
Purchases of content library	(3,340)	(2,382)	(2,253)
Purchases of business, net of cash acquired	—	—	(649)
Net cash used in investing activities	(12,136)	(8,333)	(13,044)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	—
Payments of costs related to initial public offering	(7,083)	(307)	—
Taxes paid related to net share settlement of equity awards	(16,905)	—	—
Proceeds from issuance of common stock from employee equity plans	13,378	—	—
Borrowings of long-term debt	20,000	115,000	—
Repayments of long-term debt	(137,710)	(85,000)	(8,125)
Payments of debt extinguishment costs	(2,179)	—	—
Payments of debt issuance costs	(450)	(854)	(136)
Payments to settle equity appreciation rights	(325)	—	—
Proceeds from the issuance of Series C redeemable convertible preferred units, net of issuance costs	—	—	30,347
Proceeds from the issuance of common units, net of issuance costs	—	4,399	1,986
Redemption of incentive units	—	(3,724)	(1,876)
Repayments of related-party note payable	—	—	(4,782)
Deemed landlord financing proceeds	—	—	2,213
Other	(17)	(16)	(6)
Net cash provided by financing activities	200,789	29,498	19,621
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	54	(37)
Net increase in cash, cash equivalents, and restricted cash	182,594	9,080	11,008
Cash, cash equivalents, and restricted cash, beginning of period	28,477	19,397	8,389
Cash, cash equivalents, and restricted cash, end of period	$211,071	$28,477	$19,397
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Supplemental cash flow disclosure:
Cash paid for interest	$4,271	$6,858	$5,506
Cash paid for income taxes, net	$452	$425	$462
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred units	$582,041	$—	$—
Redeemable convertible preferred unit accretion	$176,275	$63,800	$6,325
Property acquired under build-to-suit lease agreements	$8,281	$—	$—
Issuance of warrants to purchase shares of Class A common stock	$984	$—	$—
Unpaid capital expenditures	$519	$555	$20
Equity-based compensation capitalized as internal-use software	$461	$—	$—
Offering costs, accrued but not yet paid	$—	$1,699	$—
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$194,306	$28,267	$19,397
Restricted cash	16,765	210	—
Total cash, cash equivalents, and restricted cash	$211,071	$28,477	$19,397

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC (“Pluralsight Holdings”) and its subsidiaries (together with Pluralsight, Inc., the “Company” or “Pluralsight”). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a cloud-based technology skills platform that provides a broad range of tools for businesses and individuals, including skill and role assessments, a curated library of courses, learning paths, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all the business operations and affairs of Pluralsight.
Initial Public Offering
In May 2018, Pluralsight, Inc. completed an IPO, in which it sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters’ discounts and commissions, which Pluralsight, Inc. used to purchase newly-issued common limited liability company units (“LLC Units”) from Pluralsight Holdings. As of December 31, 2018, the Company has reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The amended and restated limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of LLC Units. See Note 9—Stockholders’ Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 9—Stockholders’ Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated financial statements. As of December 31, 2018, Pluralsight, Inc. owned 48.6% of Pluralsight Holdings and the non-controlling interests owned the remaining 51.4% of the vested LLC Units of Pluralsight Holdings.
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Pluralsight, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings as a Variable Interest Entity (“VIE”). The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than a voting interest, in accordance with the VIE accounting model. A VIE is an entity in which the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of equity awards, the fair value of warrants to purchase common stock, useful lives of property and equipment, content library and intangible assets, provisions for doubtful accounts receivable and deferred revenue, accounting for business combinations, and impairment of long-lived and intangible assets, including goodwill, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash with high-credit-quality financial institutions, which, at times, may exceed federally insured amounts. The Company invests its cash equivalents in highly-rated money market funds. The Company has not experienced any losses on its deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and will limit the amount of credit as deemed necessary, but currently does not require collateral from customers. No customer accounted for 10% or more of the net accounts receivable balance for the years ended December 31, 2018 or 2017. For the years ended December 31, 2018, 2017, and 2016 no customer accounted for 10% or more of total revenue.
Cash, Cash Equivalents, and Restricted Cash
Cash consists of deposits with financial institutions, and cash equivalents consist of money market funds. The Company considers all highly-liquid investments with a maturity at the time of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or usage are presented as restricted cash on the consolidated balance sheets.
Accounts Receivable
Accounts receivable represent amounts owed to the Company for subscriptions to the Company’s platform. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances may be provided based upon a percentage of aged outstanding invoices. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. For invoice amounts that are determined to be uncollectible that have not been recognized as revenue, the Company records an allowance for doubtful accounts and a corresponding allowance for deferred revenue. Included in this allowance for doubtful accounts was $1.2 million, $0.9 million, and $0.5 million as of December 31, 2018, 2017, and 2016, respectively, that was also recorded in the allowance for deferred revenue. The Company writes off accounts receivable balances to the allowance for doubtful accounts when the Company has exhausted collection efforts without success. Accounts receivable balances are considered past due when not paid in accordance with the contractual terms of the related arrangement. The Company does not have any off-balance sheet credit exposure relating to its customers.
The following is a roll-forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2018	2017	2016

Balance, beginning of period	$1,552	$708	$167
Provision for doubtful accounts	675	479	89
Provision for accounts in deferred revenue	1,510	767	842
Accounts written-off, net of recoveries	(1,236)	(402)	(390)
Balance, end of period	$2,501	$1,552	$708
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred as repairs and maintenance do not extend the useful life or improve the related assets. Depreciation and amortization, including amortization of leasehold improvements, is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Estimated Useful Life

Computer equipment	3-5 years
Purchased software	1-5 years
Internal-use software	1-3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Buildings	27-30 years
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of property and equipment during the years ended December 31, 2018, 2017, and 2016.
Capitalized Software Development Costs
The Company capitalizes certain development costs incurred in connection with the development of its platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company capitalized costs of $5.9 million, $3.4 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.

Leases
The Company categorizes leases at their inception as either operating or capital leases. On certain of the Company’s lease agreements, the Company may receive tenant improvement allowances, rent holidays, and other incentives. Rent expense is recorded on a straight-line basis over the term of the lease and is included in operating expenses. The difference between rent expense recognized and amounts paid under the lease agreement is recorded as deferred rent and is included in other liabilities on the consolidated balance sheets.
For build-to-suit lease arrangements, the Company evaluates the extent of its financial and operational involvement during the construction period to determine whether it is considered the owner of the construction project for accounting purposes. When the Company is considered the owner of a construction project under lease accounting guidance, the Company records the fair value of the building as the building is constructed with a corresponding facility financing obligation. Improvements to the facility during the construction project are capitalized. Lessor-afforded incentives are classified as deemed landlord financing proceeds and are included in the facility financing obligation. During the construction period, the Company estimates and records ground rent expense based on the estimated fair value of the land and an estimated incremental borrowing rate. At the end of the construction period, the Company evaluates whether it remains the owner of the building based on its ongoing involvement in the leased property. If deemed the owner of the facility following construction completion, the Company allocates rent payments to ground rent expense, reductions of the facility financing obligation, and interest expense recognized on the outstanding obligation. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor.
Content Library, Intangible Assets, and Goodwill
The content library assets have been acquired from the Company’s network of independent authors (course creation costs) and through various business combinations. The Company amortizes the content library and other intangible assets acquired in business combinations on a straight-line basis over their estimated useful lives, which is generally five years.
Periodically the Company assesses potential impairment of its long-lived assets, which include the content library and intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future results of operations, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset (or asset group) may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The Company tests goodwill for impairment annually as of October 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of its sole reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then the Company performs a quantitative analysis by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, an impairment charge is recorded. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value and overall financial performance.
As a result of its most recent annual qualitative assessment, the Company concluded that the fair value of the Company’s sole reporting unit is greater than its carrying amount. There were no impairments of goodwill or intangible assets, including the content library, during the years ended December 31, 2018, 2017, and 2016.

Deferred Offering Costs
Deferred offering costs are capitalized, and consist of legal, consulting, banking, and accounting fees directly attributable to the IPO. As of December 31, 2018, the Company reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO. As of December 31, 2017, the Company had capitalized deferred offering costs of $2.0 million, which were included in other assets within the consolidated balance sheets. No amounts were capitalized as of December 31, 2018.
Business Combinations
The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The determination of the value and useful lives of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.
Revenue Recognition
The Company derives substantially all of its revenue from subscription services (which include support services) from providing customers access to its platform. A small portion of the Company’s revenue is derived from providing professional services, which generally consist of content creation or other consulting services.
The Company commences revenue recognition when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) services are provided to the customer; (iii) the amount of fees to be paid by the customer are fixed or determinable; and (iv) collection is reasonably assured.
The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. Revenue for subscription fees are recognized ratably over the subscription term, which typically varies from one month to three years, and begins on the date access to the platform is made available to the customer. Professional services are generally billed on a fixed-fee basis and are recognized as services are completed, provided the other revenue recognition criteria are met. The Company’s arrangements are generally noncancellable and nonrefundable. Taxes collected from customers are excluded from revenue.
For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery and, in situations in which a general right of return exists for the delivered item, delivery or performance of the undelivered item is considered probable and substantially within the control of the Company. The Company’s professional services have standalone value because the Company has routinely sold these services separately. The Company’s subscription services have standalone value as the Company routinely sells subscriptions separately. Customers have no general rights of return for delivered items.
If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately, and revenue is recognized for the respective deliverables as they are delivered based on the relative selling price, which the Company determines by using the best estimate of selling price, as neither vendor-specific objective evidence nor third-party evidence is available. The Company has determined its best estimate of selling price for its deliverables based on customer size, the size and volume of its transactions, overarching pricing objectives and strategies, market and industry conditions, product-specific factors, historical sales of the deliverables, and discounting practices.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above, including amounts billed to customers in accordance with the terms of the underlying contracts where the service period has not yet commenced but will commence in the near future. Deferred revenue is released to revenue as the recognition criteria are met. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as non-current deferred revenue.
Cost of Revenue
Cost of revenue includes certain direct costs associated with delivering the Company’s platform and includes costs for author fees, amortization of the Company’s content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation expense associated with the Company’s customer support organization, and third-party transcription costs.
Technology and Content
Technology costs consist principally of research and development activities including personnel costs, consulting services, and other costs associated with product development efforts. Content costs consist principally of personnel costs and other activities directly related to content acquisition, course production, and curriculum direction.
Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including software used to upgrade and enhance the Company’s platform and applications supporting its business, which are capitalized and amortized over the estimated useful lives of one to three years.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $12.4 million, $14.5 million, and $12.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
Equity-Based Compensation
The Company incurs equity-based compensation expense primarily from restricted stock units (“RSUs”), stock options, purchase rights issued under the Employee Stock Purchase Plan (“ESPP”), and unvested LLC Units of Pluralsight Holdings. Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For time-based awards, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. For awards subject to performance conditions, the Company records expense when the performance condition becomes probable. The Company records forfeitures related to equity-based compensation for its awards based on actual forfeitures as they occur.
The grant date fair value of RSUs is determined using the market closing price of Pluralsight, Inc.’s Class A common stock on the date of grant. RSUs granted prior to the IPO vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied by the IPO, following the expiration of the lock-up period, which occurred in November 2018. Awards granted subsequent to the IPO are not subject to the liquidity condition. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $7.8 million. The remaining unrecognized equity-based compensation expense related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.
In connection with the IPO, the Company granted stock options to purchase shares of Class A common stock to certain employees. Equity-based compensation expense for Class A common stock options granted to employees is recognized based on the fair value of the awards granted, determined using the Black-Scholes option pricing model. Equity-based compensation expense is recognized as expense on a straight-line basis over the requisite service period.
Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes option pricing model fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized following the straight-line attribution method over the offering period.

The Black-Scholes option pricing model is affected by the share price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock, and expected dividends. The assumptions used in the Black Scholes pricing model are estimated as follows:

•	Fair Value of Common Stock: The Company determines the fair value of common stock as of each grant date using the market closing price of Pluralsight, Inc.’s Class A common stock on the date of grant.

•	Risk-free Interest Rate: The risk-free interest rate is derived from the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

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
The Company also records equity-based compensation expense when the Company or a holder of an economic interest in the Company purchases shares from an employee for an amount in excess of the fair value of the shares at the time of purchase. The Company recognizes any excess value transferred in these transactions as equity-based compensation expense in the consolidated statement of operations.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests of LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Income or loss is attributed to the non-controlling interests based on the weighted-average LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2018, the non-controlling interests owned 51.4% of the vested LLC Units outstanding. The non-controlling interests’ ownership percentage can fluctuate over time as LLC Units vest and as Continuing Members elect to exchange LLC Units for Class A common stock of Pluralsight, Inc.
Foreign Currency
The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period, and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive (loss) income as a component of members’ deficit. Foreign currency transaction gains or losses are recorded in other income, net.
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
The Company records a provision for income taxes for the anticipated tax of its reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying the enacted tax rates expected to be in effect in future years to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses and tax credit carryforwards. The measurement of deferred tax assets is reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to Pluralsight, Inc. for the period following the Reorganization Transactions by the weighted-average number of shares of Class A common shares outstanding during the same period after giving effect to weighted-average shares of Class A common stock that remain subject to time-based vesting requirements.
Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transactions including LLC Units held by Continuing Members that are convertible into Class A common stock, stock options, RSUs, warrants to purchase Class A common stock, and shares issuable under the ESPP for the period after the Reorganization Transactions. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
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
Recently Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in the ASU. The ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. During the first quarter of 2018, the Company adopted the ASU prospectively. The adoption of the ASU had no material effect on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. For public business entities that are SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For public business entities that are not SEC filers, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. For all other entities, the ASU is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company early adopted this ASU for its annual goodwill impairment test as of October 1, 2018. The adoption had no material effect on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company early adopted this standard as of January 1, 2018. The adoption had no impact on the consolidated financial statements as of the date of adoption or for the year ended December 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. Among other provisions, the ASU requires that cash payments for certain debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. The Company early adopted the standard during the second quarter of 2018. As a result of the adoption, the Company recorded $2.2 million in payments of debt extinguishment costs within financing activities on the consolidated statements of cash flows for the year ended December 31, 2018. The retrospective adoption had no material effect on any prior periods.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities that meet the definition of an SEC filer, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which supersedes nearly all existing revenue recognition guidance. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. To achieve this core principle, the ASU provides a model, which involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies the performance obligations. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.
The ASU permits adoption either by using a full retrospective approach, in which all comparative periods are presented in accordance with the new standard, or a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The standard is effective for the Company on January 1, 2019. The Company will adopt the standard using the modified retrospective adoption method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.
The Company does not expect a material impact on its revenue upon adoption. Under the current revenue recognition guidance, the Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services. Under the new standard, this limitation is removed, which will result in an acceleration of revenue for certain contracts. The cumulative effect of the new revenue policy on the Company’s opening balance sheet as of January 1, 2019 is expected to decrease accumulated deficit by approximately $0.4 million, with a corresponding decrease in deferred revenue of approximately $0.4 million.
The Company has also considered the impact of the standard’s requirements with respect to the capitalization and amortization of incremental costs of obtaining a contract. Under the Company’s current accounting policy, sales commissions and other incremental costs of obtaining a contract are expensed as incurred. The new standard requires the capitalization of all incremental costs that are incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the Company expects to recover those costs. As a result of this standard, the Company expects to capitalize certain sales commissions and other incremental costs of obtaining a contract and amortize those costs over the expected period of benefit. The expected period of benefit for sales commissions paid upon obtaining initial contracts with customers is four years, while the expected period of benefit for commissions paid related renewal contracts is estimated to be 18 months. The cumulative effect of the new commissions policy on the Company’s opening balance sheet as of January 1, 2019 is expected to decrease accumulated deficit by approximately $20.2 million with a corresponding increase to deferred commissions.
In addition, the standard will require additional financial statement disclosures, including additional disclosures for the disaggregation of revenue, contract balances, and performance obligations. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new revenue standard’s ongoing reporting and disclosure requirements.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments were as follows (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Money market funds	$185,405	$—	$—	$185,405

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Money market funds	$25,146	$—	$—	$25,146
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 4. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2018	2017

Prepaid expenses	$7,931	$4,586
Other current assets	392	539
Prepaid expenses and other current assets	$8,323	$5,125

Property and equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2018	2017

Computer equipment	$9,369	$7,482
Software	2,031	1,982
Capitalized internal-use software costs	13,880	8,631
Furniture and fixtures	5,478	5,234
Buildings	11,251	11,251
Leasehold improvements	1,490	1,324
Construction in progress	1,671	587
Build-to-suit lease asset under construction	8,281	—
Total property and equipment	53,451	36,491
Less: Accumulated depreciation	(21,810)	(14,034)
Property and equipment, net	$31,641	$22,457
Depreciation expense for property and equipment totaled $8.3 million, $6.7 million, and $4.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In August 2018, the Company entered into lease agreements for its future corporate headquarters to be constructed in Draper, Utah. Due to various forms of involvement in the design and construction of the building, the Company is deemed to be the owner of the building during the construction period for accounting purposes. As of December 31, 2018, the Company recorded a construction in progress asset of $8.3 million for the building with a corresponding facility financing obligation.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2018	2017

Accrued compensation	$22,285	$18,568
Accrued income and other taxes payable	5,408	3,492
Accrued other current liabilities	4,354	4,454
Accrued expenses	$32,047	$26,514
Note 5. Acquisition
A Train Simple Company
On July 19, 2016, the Company completed its purchase of substantially all assets of A Train Simple Company (“Train Simple”) for total cash consideration of $0.7 million, which was accounted for as a business combination. Train Simple was a provider of video tutorials for professional developers and designers related to Adobe software and products and had a library of over 170 courses. These courses were merged into the Company’s existing course library on its platform. Of the consideration transferred, $0.2 million was recorded as the acquired content library. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is attributable to Train Simple’s assembled workforce and synergies acquired, and is deductible for income tax purposes.

Note 6. Intangible Assets
Intangible assets are summarized as follows (dollars in thousands):

	As of December 31, 2018
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	0.5	$32,835	$32,229	$606
Course creation costs	3.5	13,552	7,108	6,444
Total		$46,387	$39,337	$7,050
Intangible assets:
Technology	2.6	$4,500	$2,786	$1,714
Trademarks	—	162	162	—
Noncompetition agreements	—	390	390	—
Customer relationships	—	2,750	2,750	—
Database	—	40	40	—
Domain names	Indefinite	45	—	45
Total		$7,887	$6,128	$1,759

	As of December 31, 2017
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	2.4	$32,835	$24,643	$8,192
Course creation costs	3.8	10,640	5,391	5,249
Total		$43,475	$30,034	$13,441
Intangible assets:
Technology	4.5	$4,500	$2,080	$2,420
Trademarks	4.8	1,162	773	389
Noncompetition agreements	0.8	390	390	—
Customer relationships	0.8	2,750	2,750	—
Database	—	40	40	—
Domain names	Indefinite	45	—	45
Total		$8,887	$6,033	$2,854
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $8.7 million, $8.5 million, and $8.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense of course creation costs was $2.0 million, $1.5 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Based on the recorded intangible assets at December 31, 2018, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense

2019	$3,371
2020	2,358
2021	1,781
2022	894
2023	360
Total	$8,764
Note 7. Credit Facilities
Silicon Valley Bank Credit Agreement
On November 17, 2014, Pluralsight, LLC and PL Studios, LLC entered into the amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) with a lending syndicate, which was led by Silicon Valley Bank. The agreement provided for a total term loan of $100.0 million and a revolving line of credit of up to $10.0 million, which was used to finance the acquisitions of Code School LLC and Smarterer, Inc. (“Smarterer”).
Under the terms of the Second Amended and Restated Credit Agreement, Pluralsight, LLC and PL Studios, LLC were required to maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, and the payment of dividends. On March 1, 2017, the Company entered into a waiver and amendment to the Second Amended and Restated Credit Agreement with its lenders, which provided a waiver on certain events of default that occurred in fiscal quarter ended September 30, 2016, for failure to comply with the consolidated total leverage ratio covenant. The Second Amended and Restated Credit Agreement was secured with a lien against substantially all of the assets of the Company.
The outstanding borrowings under the Second Amended and Restated Credit Agreement of $82.5 million were repaid in full in June 2017. The repayment of the borrowings was deemed an extinguishment of the debt. The difference between the amounts paid to extinguish the debt and the net carrying amount on the date of extinguishment was recorded as a loss on extinguishment of $1.9 million in the consolidated statement of operations for the year ended December 31, 2017.
Guggenheim Credit Agreement
In June 2017, the Company entered into a new long-term debt facility with Guggenheim Corporate Funding, LLC pursuant to a credit agreement (the “Guggenheim Credit Agreement”), consisting of a term loan facility of $115.0 million and a revolving credit facility of $5.0 million from Guggenheim Corporate Funding, LLC. Upon signing the Guggenheim Credit Agreement, the Company borrowed the $115.0 million term loan capacity available and used the majority of the proceeds to repay the full outstanding borrowings of $82.5 million under the Second Amended and Restated Credit Agreement with Silicon Valley Bank.
In February 2018, the Company entered into a first amendment to the Guggenheim Credit Agreement and increased its term loan facility and its borrowings thereunder by an additional $20.0 million. In connection with the amendment, the Company issued warrants to the lenders to purchase 424,242 Class A common units at a per unit exercise price of $8.25 (see Note 9—Stockholders’ Equity). The warrants were measured at the estimated fair value of $1.0 million on the date of issuance and were recorded as debt issuance costs, which will be amortized to interest expense over the remaining term of the debt facility.

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
Interest accrued under the credit agreement at an adjusted LIBOR rate plus 8.50%. Adjusted LIBOR was defined as greater LIBOR rate in effect for each interest period divided by 1 minus the Statutory Reserves (if any) for such Eurodollar borrowing for such interest period, and with respect to the term loan only, a minimum LIBOR floor of 1.00%. Under these borrowings, the Company elected to pay 2.50% of the interest due on each interest payment date in-kind rather than in cash. The borrowings were subject to a prepayment premium of 3.00% if repaid within the first year of the credit agreement, provided that the prepayment premium was reduced by 50% if repayment occurred in connection with an IPO or upon a change of control on or after the first anniversary of the Guggenheim Credit Agreement.
The interest rate on the term loan at December 31, 2017 was 10.20%. The Company was required to pay an unused revolving loan fee of 0.50% per annum. As of December 31, 2017, the Company had no outstanding revolving loans. The principal borrowings under the term loan facility were due in full on the maturity date of June 12, 2023. The maturity date of the revolving loan was June 12, 2022.
A portion of the net proceeds from the IPO were used to repay the outstanding principal balance of $137.7 million and extinguish the Guggenheim Credit Agreement in May 2018. The Company incurred a loss on debt extinguishment of $4.1 million in connection with the repayment. The Company’s debt consisted of the following (in thousands):

As of December 31, 2017

Principal borrowings outstanding	$116,620
Less: debt issuance costs, net of amortization	(583)
Net carrying amount	$116,037
Related Party Notes Payable
In connection with the acquisition of Smarterer on November 17, 2014, Pluralsight, LLC issued notes payable of $25.0 million to Smarterer equity holders, who as a result of the acquisition became employees of the Company. The notes accrued interest at 5.00% per annum computed on the basis of a 365-day year for actual days elapsed. During the year ended December 31, 2016, the Company incurred interest of $0.1 million in connection with the notes.
Of the total notes payable of $25.0 million, $5.6 million was contingent upon the continued service of certain of the Company’s employees. This contingent consideration in which payments are automatically forfeited if employment terminates were for post-combination services. As a result, the amount contingent upon continued service was recorded as compensation over the service period, which was $0.4 million during the year ended December 31, 2016. The final payments of these notes were made during 2016. The portion of the related party notes payable that relates to post-combination services is reflected within operating activities within the consolidated statements of cash flows.
Note 8. Commitments and Contingencies
Letters of Credit
As of December 31, 2018 and 2017, the Company had a total of $0.7 million and $0.2 million, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $0.7 million and $0.2 million of the Company’s cash, which is reflected as restricted cash on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Lease Commitments
The Company is committed under certain operating leases with third parties for office space. These leases expire at various times through 2035. The Company recognizes rent expense on a straight-line basis over the lease period. Payments made under the Company’s lease for its corporate headquarters in Farmington, Utah are not recorded as rent expense in the consolidated statements of operations. These payments are effectively recorded as repayments of the financing obligation and interest expense in the consolidated statements of operations and comprehensive loss as the Company did not qualify for sale-leaseback accounting upon completion of the facilities build-out and is considered to be the owner of the buildings for accounting purposes.
In August 2018, the Company entered into a new non-cancellable lease agreement to rent office space for the Company's future headquarters to be constructed in Draper, Utah for a period of 15 years beginning on the earlier to occur of the date that the Company opens for business in the leased premises or the commencement date of June 24, 2020 (which date may be extended by construction delays). The Company will pay basic annual rent in monthly installments beginning on the rent commencement date, which are reflected in the table of future minimum lease payments below. The annual rent amount will be determined based on the cost of construction of the premises. Based on the current estimate of the cost of construction, the basic rent amount for the first year is expected to be $7.9 million, and the annual rent amount will increase by two percent each year following the rent commencement date. In the event the costs incurred by the landlord exceed the agreed upon cost of construction of $90.0 million, the landlord may elect to pay such amounts and add such amounts to the cost of construction and increase the basic rent amount or require the Company to pay such amounts. The landlord has agreed to an abatement of basic rent payments at the commencement of the initial lease term of up to approximately $3.2 million.
Based on the Company's involvement in the design and construction of the building, the Company is deemed the owner of the construction project for accounting purposes during the construction period. As a result, the Company recorded a construction in progress asset of $8.3 million and a corresponding facility financing obligation as of December 31, 2018.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash on the consolidated balance sheet. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions.
Future Minimum Lease Payments
At December 31, 2018, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, and lease payments for the Company’s future headquarters in Draper, Utah were as follows (in thousands):

Year Ending December 31,

2019	$5,948
2020	7,466
2021	9,879
2022	9,871
2023	9,861
Thereafter	99,324
Less: Sublease rental income	(238)
Total future minimum lease payments	$142,111
Rent expense under operating leases for the years ended December 31, 2018, 2017, and 2016 was $4.8 million, $2.0 million, and $1.5 million, respectively.

Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. As of December 31, 2018 and 2017, the Company had non-cancellable purchase obligations outstanding with a term of 12 months or longer of $12.8 million and $3.6 million, respectively.
Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.
Warranties and Indemnification
The performance of the Company’s cloud-based technology skills platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable. The Company’s contractual arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
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
Note 9. Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the certificate of incorporation of Pluralsight, Inc. was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 200,000,000 shares of Class B common stock with a par value of $0.0001 per share; (iii) authorization of 50,000,000 shares of Class C common stock with a par value of $0.0001 per share; (iv) authorization of 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share that may be issued from time to time; and (v) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
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

As the redeemable convertible preferred units were converted into common LLC Units of Pluralsight Holdings, and are no longer redeemable at the option of the holder, the Company reclassified the carrying value of the redeemable convertible preferred units of $582.0 million on the date of the Reorganization Transactions to stockholders’ equity.
Initial Public Offering
In May 2018, Pluralsight, Inc. completed an IPO of 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share. Pluralsight, Inc. received proceeds of $332.1 million, net of underwriting discounts and commissions, which Pluralsight, Inc. used to purchase newly-issued LLC Units of Pluralsight Holdings at a price per unit equal to the IPO price per share.
Exchanges of LLC Units
During the year ended December 31, 2018, certain Continuing Members exchanged 1,107,448 LLC Units of Pluralsight Holdings along with their corresponding shares of Class B common stock for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B common stock.
Warrants to Purchase Shares of Class A Common Stock
In connection with the first amendment of the Guggenheim Credit Agreement, the Company issued warrants to the lenders to purchase 424,242 shares of Class A common stock of Pluralsight, Inc. at an exercise price of $8.25 per share. See Note 7—Credit Facilities for additional details. The warrants were measured at the fair value on the date of issuance, which was determined to be $1.0 million using a Black-Scholes option pricing model and a probability-weighted expected return methodology. As the warrants are exercisable for shares of the Company’s Class A common stock, the Company recorded the warrants within stockholders’ equity. The warrants were cashless-exercised in October 2018 resulting in the issuance of 267,918 shares of Class A common stock.
Preferred Units
Prior to the Reorganization Transactions, Pluralsight Holdings had authorized multiple series of redeemable convertible preferred units (collectively, the “Preferred Units”), in addition to common units.
The number of authorized and outstanding Preferred Units of Pluralsight Holdings was as follows:

	As of December 31, 2017
	Authorized Units	Outstanding Units

Series A	27,500,000	27,500,000
Series B	17,716,286	17,716,286
Series C	3,231,594	3,231,594
Total	48,447,880	48,447,880
The net carrying value of Preferred Units consisted of the following (in thousands):

As of December 31, 2017

Series A	$236,225
Series B	139,194
Series C	30,347
Total	$405,766

During the year ended December 31, 2016, Pluralsight Holdings entered into unit purchase agreements to issue in aggregate 3,231,594 Series C redeemable convertible preferred units in exchange for $30.4 million in cash. In conjunction with the issuance of the Series C redeemable convertible preferred units, the Company recorded $0.1 million of offering costs, which has been recorded as a reduction to proceeds from the Preferred Units.
The liquidation preference (in thousands), original issue price per unit, and conversion rates of the Preferred Units, in order of liquidation preference, as of December 31, 2017, was:

	Liquidation Preference	Original Issue Price	Conversion Ratio

Series A	$27,500	$1.00	1:1
Series B	139,250	7.86	1:1
Series C	30,442	9.42	1:1
Total liquidation preference	$197,192
Common Units
Prior to the Reorganization Transactions, the number of authorized and outstanding common units of Pluralsight Holdings was as follows:

	As of December 31, 2017
	Authorized Units	Outstanding Units

Class A common units	112,556,982	35,446,574
Class B common units	15,961,071	12,961,071
Total	128,518,053	48,407,645
During the year ended December 31, 2017, Pluralsight Holdings entered into unit purchase agreements to issue an aggregate of 625,373 Class A common units for an aggregate purchase price of $4.4 million.
During the year ended December 31, 2017, an investor of Pluralsight Holdings purchased 6,731,791 Class A common units from a co-founder and former employee of the Company at a price of $8.25 per unit for an aggregate purchase price of $55.5 million. At the close of the transaction, the Company recorded $9.9 million in equity-based compensation expense, included in general and administrative expenses, related to the excess of the selling price per unit paid to the former employee over the then fair value of the purchased units.
During the year ended December 31, 2016, Pluralsight Holdings entered into unit purchase agreements to issue an aggregate of 353,351 Class A common units in exchange for $2.0 million. In conjunction with the issuance of the Class A common units, the Company recorded $14,000 of offering costs, which has been recorded as a reduction to proceeds from the sale of common units.
Class B Common Units Conversion
On June 9, 2017, Pluralsight Holdings amended its Operating Agreement to create two separate classes of common units, Class A and Class B common units. Upon creation of Class B common units, 12,961,071 common units beneficially owned by the Company’s co-founder and Chief Executive Officer were converted into Class B common units. The difference in fair value between the Class A common units and Class B common units of $2.1 million on the date of the conversion was recorded as compensation expense, included in general and administrative expenses, during the year ended December 31, 2017. The difference in fair value was calculated by applying an incremental discount in the OPM scenario to reflect the differences in rights and restrictions between Class A and Class B common units.
The rights and privileges of Class A and Class B common units were identical with the exception of voting rights and conversion. Class B common units were entitled to 10 votes per unit, whereas Class A common units were entitled to one vote per unit. In addition, Class B common units had certain protective provisions that prevented the Company from issuing or authorizing additional Class B common units or other equity securities having voting rights in excess of one vote per unit.
Note 10. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the total adjustments to the non-controlling interests were $19.6 million and were primarily related to the settlement of equity-based awards and equity-based compensation. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2018, the non-controlling interests of Pluralsight Holdings owned 51.4% of the outstanding LLC Units, with the remaining 48.6% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	As of December 31, 2018
	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	68,881,732	51.4%
	134,073,639	100.0%
________________________
(1) Excludes 3,195,322 LLC Units still subject to time-based vesting requirements.

Note 11. Equity-Based Compensation
Incentive Unit Plan
The Company granted incentive units of Pluralsight Holdings to certain employees and directors prior to its IPO pursuant to the Incentive Unit Plan (“2013 Plan”). In connection with the Reorganization Transactions, all outstanding incentive units were converted into LLC Units of Pluralsight Holdings and certain holders elected to exchange LLC Units for shares of Class A common stock of Pluralsight, Inc. Shares of Class A common stock and LLC Units issued as a result of the exchange or conversion of unvested incentive units remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions, and as such the Company continues to record equity-based compensation expense for unvested awards. The grant date fair value of incentive units was determined using a hybrid method consisting of both an option-pricing method (“OPM”), and probability-weighted expected return method (“PWERM”). Under the PWERM methodology, the fair value of the Company’s securities were estimated based upon an analysis of future values for the Company, assuming various outcomes. The security values are based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of security. The future value of the securities under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the securities. The outcomes evaluated under the PWERM methodology included (i) an IPO in the near term using an expected pricing and timing of an IPO using revenue multiples of peer companies, and (ii) a liquidity event in the longer term with less visibility into the timing and type of exit event using the OPM methodology using a discounted cash flow analysis and a comparable market analysis.
The number of authorized and outstanding incentive units outstanding for periods prior to the IPO was as follows:

	As of December 31, 2017
	Authorized Units	Outstanding Units

Incentive units	16,229,445	15,791,871
Class A incentive units	3,000,000	—
Class B incentive units	3,000,000	3,000,000
Total	22,229,445	18,791,871

The following table summarizes the incentive unit activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Units	Weighted- Average Threshold Price	Weighted- Average Catch-up Price	Aggregate Intrinsic Value(1) (in millions)

Incentive units:
Incentive units outstanding at January 1, 2016	10,557,437	$4.34	$2.43
Incentive units granted	4,338,813	9.42	4.06
Incentive units redeemed	(353,357)	1.00	—
Incentive units forfeited or cancelled	(543,209)	7.43	4.42
Incentive units outstanding at December 31, 2016	13,999,684	5.88	2.92	$42.0
Incentive units granted	2,462,220	9.42	3.03
Incentive units redeemed	(582,804)	3.54	1.78
Incentive units forfeited or cancelled	(87,229)	7.97	4.75
Incentive units outstanding at December 31, 2017	15,791,871	6.50	2.97	77.0
Incentive units forfeited or cancelled	(8,182)	7.86	4.81
Incentive units converted or exchanged in connection with the IPO	(15,783,689)	6.50	2.97
Incentive units outstanding at December 31, 2018	—	$—	$—	$—
Incentive units vested—December 31, 2016	8,322,892	$4.02	$2.39	$35.8
Incentive units vested—December 31, 2017	10,181,221	$4.98	$2.65	$61.9
________________________

(1)	Aggregate intrinsic value is calculated as the difference between the fair value of the common unit on December 31, 2017 and 2016, respectively, and the threshold price less the catch-up price.
The following table summarizes the Class B incentive unit activity for the years ended December 31, 2018 and 2017:

	Number of Units	Weighted- Average Threshold Price	Weighted Average Catch-up Price	Aggregate Intrinsic Value(1) (in millions)

Class B incentive units:
Class B incentive units outstanding at December 31, 2016	—	$—	$—
Class B incentive units granted	3,000,000	9.42	2.64
Class B incentive units outstanding at December 31, 2017	3,000,000	9.42	2.64	$5.2
Class B incentive units converted or exchanged in connection with the IPO	(3,000,000)	9.42	2.64
Class B incentive units outstanding at December 31, 2018	—	$—	$—	$—
________________________

(1)	Aggregate intrinsic value is calculated as the difference between the fair value of the common unit on December 31, 2017 and the threshold price less the catch-up price.
During the year ended December 31, 2017, Pluralsight Holdings paid $4.1 million to redeem 582,804 outstanding incentive units. All redeemed units were held by current employees. The purchase price was in excess of the fair value of the incentive units on the redemption date, which resulted in compensation expense equal to the premium of $0.4 million.

During the year ended December 31, 2016, Pluralsight Holdings paid $2.0 million to redeem 353,357 outstanding incentive units. All redeemed units were held by current and former employees. The purchase price was in excess of the fair value of the incentive units on the redemption date, which resulted in compensation expense equal to the premium of $0.1 million.
The number of incentive units outstanding and vested, including Class B incentive units, at the respective threshold price and catch-up price per unit was as follows:

	As of December 31, 2017
	Incentive Units Outstanding		Incentive Units Vested
Threshold Price	Number of Units	Weighted Average Catch-up Price	Number of Units	Weighted Average Catch-up Price

$1.00	4,400,988	$—	4,400,988	$—
1.20	270,593	—	270,593	—
7.86	4,354,669	5.04	3,796,845	5.29
9.42	9,765,621	3.36	1,712,795	4.06
	18,791,871	$2.92	10,181,221	$2.65
The number and weighted-average grant date fair value for unvested incentive units granted and outstanding was as follows:

	Incentive Units	Weighted- Average Grant Date Fair Value

Incentive units:
Unvested units outstanding at January 1, 2016	4,649,737	$2.16
Granted	4,338,813	3.66
Vested	(2,768,549)	1.93
Forfeited or cancelled	(543,209)	3.03
Unvested units outstanding at December 31, 2016	5,676,792	3.34
Granted	2,462,220	4.07
Vested	(2,441,133)	3.11
Forfeited or cancelled	(87,229)	3.23
Unvested units outstanding at December 31, 2017	5,610,650	3.76
Vested	(500,749)	3.66
Forfeited or cancelled	(8,182)	3.20
Incentive units converted or exchanged in connection with the IPO	(5,101,719)	3.77
Unvested units outstanding at December 31, 2018	—	$—
Class B incentive units:
Unvested units outstanding at December 31, 2016	—	$—
Granted	3,000,000	6.05
Unvested units outstanding at December 31, 2017	3,000,000	6.05
Incentive units converted or exchanged in connection with the IPO	(3,000,000)	6.05
Unvested units outstanding at December 31, 2018	—	$—

The range of assumptions that were used in estimating the grant date fair value of incentive units under the OPM method were as follows:

	Year Ended December 31,
	2017	2016

Dividend yield	None	None
Volatility	55.00%	55.00%—60.00%
Risk-free interest rate	1.20%—1.80%	0.60%—1.20%
Expected term (years)	1.3—1.8	1.8—2.0
The total fair value of incentive units vested during the years ended December 31, 2017 and 2016 was $14.0 million and $13.1 million, respectively.
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
The shares of unvested Class A common stock following the exchange of unvested incentive units are summarized as follows:

	Unvested Shares	Weighted- Average Grant Date Fair Value

Unvested Class A common shares outstanding following the Reorganization Transactions	605,390	$6.55
Vested	(237,530)	8.40
Effect of the Rescission Transactions	(367,860)	5.35
Unvested Class A common shares outstanding—December 31, 2018	—	$—
The shares of unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding following the Reorganization Transactions	3,942,674	$7.73
Effect of the Rescission Transactions	605,390	6.55
Cancelled	(4,460)	3.68
Vested	(1,348,282)	7.47
Unvested LLC Units outstanding—December 31, 2018	3,195,322	$7.63

The Company evaluated the conversion and exchange of incentive units as part of the Reorganization Transactions and the effect of the Rescission Transactions, and concluded the transactions were not a modification of the equity awards. Accordingly, the Company will continue to recognize equity-based compensation using the grant date fair value as measured on the original grant date of the incentive units. As of December 31, 2018, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $22.0 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of Class A common shares and LLC Units vested during the period from the date of the Reorganization Transactions to December 31, 2018 was $34.5 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. A total of 22,149,995 shares of Class A common stock were initially reserved for issuance under the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan’s administrator.
In connection with the IPO, the 2017 Plan was terminated. At the time the 2017 Plan was terminated, a total of 4,508,835 RSUs granted under the 2017 Plan remained outstanding. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2017 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2017 Plan, are automatically transferred to the 2018 Plan up to 4,508,835 shares.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options vest ratably in equal six-month periods over a period of two years from the IPO date.
The following table summarizes the stock option activity for the year ended December 31, 2018:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2017	—
Granted	5,236,155	$15.00
Exercised	(81,833)	15.00
Forfeited or cancelled	(10,610)	15.00
Outstanding as of December 31, 2018	5,143,712	$15.00	9.4	$44.0
Vested and exercisable as of December 31, 2018	1,224,563	$15.00	9.4	$10.5
The total intrinsic value of options exercised during fiscal 2018 was $0.5 million. The total unrecognized equity-based compensation costs related to the stock options was $28.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

Dividend yield	None
Volatility	55.00%
Risk-free interest rate	2.97%
Expected term (years)	5.63
RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition is satisfied upon the occurrence of a qualifying event, which has been satisfied upon expiration of a lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $7.8 million. The remaining unrecognized equity-based compensation expense related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method. Prior to the IPO, the fair value of RSUs was calculated using the same hybrid method used to value incentive units, as described above.
Under the 2017 Plan, all restricted share units granted were initially restricted share units of Pluralsight Holdings. In connection with the IPO, all restricted share units were converted into RSUs of Pluralsight, Inc., except for restricted share units of Pluralsight Holdings that convey the right to receive LLC Units and corresponding shares of Class C common stock of Pluralsight, Inc. upon vesting.

The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the years ended December 31, 2018 and 2017 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2016	—	$—
Granted	2,413,300	7.04
Forfeited or cancelled	(234,850)	6.80
Balance at December 31, 2017	2,178,450	7.06
Granted	3,657,656	12.52
Forfeited or cancelled	(289,370)	8.19
Vested	(745,200)	7.29
Balance at December 31, 2018	4,801,536	$11.11
Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2016	—	$—
Granted	3,000,000	8.24
Balance at December 31, 2017	3,000,000	8.24
Vested	(937,500)	8.24
Balance at December 31, 2018	2,062,500	$8.24
As of December 31, 2018, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $60.0 million. The unrecognized compensation costs as of December 31, 2018 is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.’s board of directors adopted the ESPP. A total of 2,970,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator.
The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods. The offering periods are scheduled to start on the first trading day on or after May 31 and November 30 of each year. The first offering period commenced on the IPO date and is scheduled to end on the first trading day on or after May 31, 2020.
The ESPP permits participants to elect to purchase shares of Class A common stock through fixed contributions from eligible compensation paid during each purchase period during an offering period, provided that this fixed contribution amount will not exceed 75.0%of the eligible compensation a participant receives during a purchase period or $12,500. A participant may purchase a maximum of 5,000 shares during each purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of Class A common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class A common stock on the first trading day of each offering period or on the purchase date, except for the first offering period, during which the purchase price of the shares will be 85% of the lower of (i) the IPO price or (ii) the fair market value of common stock on the purchase date. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically be re-enrolled in a new offering period.

Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
The initial offering period began on the IPO date. As of December 31, 2018, a total of 2,039,276 shares were issuable to employees based on contribution elections made under the ESPP. As of  December 31, 2018, total unrecognized equity-based compensation costs was $13.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. During the year ended December 31, 2018, the Company issued 836,365 shares under the ESPP at a weighted-average purchase price per share of $12.75, and a total of 148,837 shares were withheld to cover employee tax withholding obligations. Total proceeds received for shares issued under the ESPP were $12.5 million.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2018:

Dividend yield	None
Volatility	55.00%—65.00%
Risk-free interest rate	2.05%—2.80%
Expected term (years)	0.5—2.0
Equity Appreciation Rights
In April 2015, one of the Company’s subsidiaries granted 42,735 non-transferable equity appreciation rights (“EARs”) at a weighted-average threshold amount of $4.68 per EAR. The EARs were subject to a four-year vesting period, whereby they become 25% vested on the first anniversary of the grant date and then ratably vest on a quarterly basis thereafter, provided that the employee remains in continuous service with the Company through each such vesting date. The EARs were also subject to a liquidity condition whereby the awards vest upon the earlier of a sale of the Company or an IPO. In connection with the IPO, the Company elected to settle all vested EARs for a cash payment of $0.3 million. The remaining unvested EARs were cancelled on the date of the IPO. Prior to the IPO, the vesting of EARs was not probable and no equity-based compensation related to the EARs had been recognized. The Company recognized $0.1 million in compensation cost on the date of the IPO measured using the grant date fair value of the award using a Black-Scholes model.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cost of revenue	$140	$20	$20
Sales and marketing	14,330	2,624	1,462
Technology and content	8,747	1,966	2,050
General and administrative	31,086	17,171	2,206
Total equity-based compensation	$54,303	$21,781	$5,738
Equity-based compensation costs capitalized as internal-use software was $0.5 million for the year ended December 31, 2018. The amounts qualifying for capitalization during the years ended December 31, 2017 and 2016 were not material.

Note 12. Income Taxes
Provision for Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Domestic	$(130,144)	$(96,814)	$(20,466)
Foreign	2,224	602	348
Total	$(127,920)	$(96,212)	$(20,118)
Provision for income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016

Current:
State	$26	$10	$15
Foreign	890	397	479
Total current tax expense	$916	$407	$494
Deferred:
State	$—	$—	$—
Foreign	(252)	(83)	—
Total deferred tax benefit	$(252)	$(83)	$—
Provision for income taxes	$664	$324	$494
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2018	2017	2016

Statutory federal tax rate	21.0%	34.0%	34.0%
Rate benefit from flow-through entity	—	(33.8)	(33.6)
Loss attributable to non-controlling interests	(10.9)	—	—
Effect of income tax rate change	—	(1.8)	—
Change in valuation allowance	(10.7)	1.4	(3.3)
Foreign taxes	(0.1)	(0.3)	(2.4)
Effect of excess tax benefits relating to equity-based compensation	—	—	2.5
Research and development credit	0.2	—	0.4
State tax, net of federal tax effect	0.9	—	(0.1)
Other	(0.9)	0.2	—
Effective tax rate	(0.5)%	(0.3)%	(2.5)%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards	$18,591	$3,189
Partnership outside basis difference	39,133	164
Research and development credits	573	151
Compensation and benefits	324	—
Other	—	84
Less: Valuation allowance	(57,957)	(3,044)
Total deferred tax assets	664	544
Deferred tax liabilities:
Content library and intangible assets	(343)	(461)
Total deferred tax liabilities	(343)	(461)
Net deferred tax assets	$321	$83
As described in Note 1—Organization and Description of Business and Note 9—Stockholders’ Equity, the Company purchased 23,805,000 newly-issued LLC Units of Pluralsight Holdings with the IPO proceeds. As part of the Reorganization Transactions, the Company acquired an additional 38,505,270 LLC Units from certain members of Pluralsight Holdings (“Former Members”) who exchanged LLC Units for shares of Class A common stock of Pluralsight, Inc. and from Former Members who merged with Pluralsight, Inc. at the time of the IPO. The Company recorded a gross deferred tax asset of $32.7 million, offset by an increase in the valuation allowance, for the difference between the financial reporting basis and tax basis of this investment. Also, as part of the Reorganization Transactions, the Company acquired certain tax attributes, including net operating loss and credit carryforwards, of approximately $6.3 million, net of tax, and offest in full by an increase in the valuation allowance. The Company has not recorded a deferred tax asset of $28.3 million the portion of the basis difference that will only reverse upon the sale of the Company’s interest in Pluralsight Holdings.
As described in Note 9—Stockholders’ Equity, the Company acquired 1,107,448 LLC units during the year ended December 31, 2018 in connection with exchanges with certain Continuing Members. The Company recorded a gross deferred tax asset of $5.2 million associated the basis difference in its investment in Pluralsight Holdings, LLC related to these unit exchanges, offset by an increase in the valuation allowance.
The Company evaluated its ability to realize its net deferred tax assets considering all available positive and negative evidence including past results of operation, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on its domestic deferred tax assets as of December 31, 2018 and 2017, including those arising from the IPO and Reorganization Transactions, primarily due to historical losses. The valuation allowance increased by $54.9 million for the year ended December 31, 2018 as a result of the transactions described above and due to increased deferred tax assets related to an increase in NOL and changes in the basis difference in the Company’s investment in Pluralsight Holdings related to current-year operations. The valuation allowance decreased by $1.3 million for the year ended December 31, 2017, largely due to the remeasurement of deferred tax assets and liabilities at a lower enacted corporate tax rate. The valuation allowance increased by $0.2 million for the year ended December 31, 2016, as a result of increased deferred tax assets primarily related to an increase in NOLs.

As of December 31, 2018 and 2017, for tax return purposes, the Company had federal NOLs of $81.1 million and $14.2 million, and state NOLs of $73.0 million and $5.5 million, respectively. The federal and state NOLs begin to expire in 2030 if not utilized. Federal NOLs generated in a tax year beginning after December 31, 2017 do not expire.
The Company also had federal research and development tax credit carryforwards for tax return purposes of $0.8 million, which begin to expire in 2034 if not utilized.
Federal and state tax laws may impose substantial restrictions on the utilization of the net operating loss and credit carryforward attributes in the event of an ownership change as defined in Section 382 of the Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.
Tax Reform Legislation
On December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act significantly revised U.S. federal income tax law, including by lowering the corporate income tax rate to 21%, limiting the deductibility of interest expense, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated untaxed earnings and profits of U.S.-owned foreign subsidiaries (the “Toll Charge”). The Tax Act also enacted provisions for the taxation of Global Intangible Low-Taxed Income (“GILTI”). In 2018, the Company adopted an accounting policy to recognize GILTI as an expense in the period incurred. As such, the Company will not provide for any deferred tax assets or liabilities related to GILTI. As a result of the enactment of the Tax Act, in December 2017, the Company recorded a reduction to its net U.S. deferred tax assets of approximately $1.7 million to reflect the revised federal statutory rate expected to be in effect at the time the deferred tax assets are expected to be realized.
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for entities to complete the accounting under Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company included a provisional estimate of the impact of the Tax Act in its income tax provision for the year ended December 31, 2017, in accordance with its understanding of the Tax Act and guidance available on the date the financial statements were available to be issued. During the fourth quarter of 2018, the Company completed its assessment of the effects of the Tax Act, and no material changes to the provisional estimates were recorded during the year ended December 31, 2017.
As a result of the Toll Charge, all previously unremitted earnings have now been subject to federal tax in the United States; however, the Company plans to, and has the ability to, indefinitely reinvest such earnings in their respective foreign jurisdictions; therefore, no additional tax liability such as state or withholding tax has been provided for on such earnings. Cumulative undistributed foreign earnings were approximately $2.8 million and $1.3 million as of December 31, 2018 and 2017, respectively.
Tax Receivable Agreement and Reorganization Transactions
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

On the date of the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units. The TRA provides that if (i) certain mergers or other forms of business combinations or changes of control occur or a plan of liquidation or sale of substantially all assets occurs; (ii) there is a material breach of any material obligations under the TRA; or (iii) the Company elects an early termination of the TRA, the TRA will terminate and the obligations under the TRA will accelerate and become due and payable, based on certain assumptions, including the assumption that the Company has sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any LLC units that have not been exchanged are deemed exchanged for the fair market value of the Company’s Class A common stock at the time of termination.
During the year ended December 31, 2018, Continuing Members had exchanged 1,107,448 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through December 31, 2018. The total unrecorded TRA liability as of December 31, 2018 is approximately $5.5 million.
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
Uncertain Tax Positions
The Company accounts for uncertainty in income taxes using a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The following summarizes activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016

Unrecognized benefit—beginning of the year	$853	$568	$57
Gross increases—prior period positions	—	—	186
Gross increases—current period positions	424	285	325
Unrecognized benefit—end of period	$1,277	$853	$568
Included in the balance of unrecognized tax benefits are $1.3 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of interest expense where applicable. As of December 31, 2018 and 2017, the Company had not accrued any interest related to unrecognized tax benefits. The reserves related to unrecognized tax benefits have been recorded as a reduction to the applicable deferred tax assets.
The Company believes it is reasonably possible that foreign tax positions related to $1.1 million in unrecognized tax benefits may be resolved within the coming year, which could result in a decrease of up to $1.1 million in unrecognized tax benefits in the coming year.

The Company files tax returns in the United States and in various foreign and state jurisdictions. Other than in one non-U.S. jurisdiction, the Company is not currently under audit by any taxing jurisdiction and with limited exception, the Company is no longer subject to income tax audits by federal, state, and foreign taxing authorities for years prior to 2012.
Note 13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

May 16, 2018 through December 31, 2018

Numerator:
Net loss	$(85,924)
Less: Net loss attributable to non-controlling interests	(44,917)
Net loss attributable to Pluralsight, Inc.	$(41,007)
Denominator:
Weighted-average common shares outstanding	63,119
Less: Weighted-average common shares subject to time-based vesting	(279)
Weighted-average common shares outstanding, basic and diluted	62,840
Net loss per share, basic and diluted	$(0.65)
During the period from May 16, 2018 through December 31, 2018, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of December 31, 2018

LLC Units held by Continuing Members	72,077
Stock options	5,144
RSUs of Pluralsight, Inc.	4,802
Restricted share units of Pluralsight Holdings	2,063
Shares issuable under ESPP	2,039
Total	86,125
Note 14. Segment and Geographic Information
The Company operates in a single operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision makers, who in the Company’s case are the Chief Executive Officer and Chief Financial Officer, in deciding how to allocate resources and assess performance. The chief operating decision makers evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016

United States	$148,439	$108,257	$85,159
United Kingdom	24,301	18,047	13,508
Other foreign locations	59,289	40,520	33,174
Total revenue	$232,029	$166,824	$131,841
Percentage of revenue generated outside of the United States	36%	35%	35%
With the exception of the United Kingdom, no other foreign country accounted for 10% or more of revenue during the years ended December 31, 2018, 2017, and 2016.
Note 15. Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan, available to all qualified employees. This plan allows employees to contribute a portion of their pretax salary up to the legally mandated limit based on their jurisdiction. The Company made matching contributions to the plan totaling $3.5 million, $2.3 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 16. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an agreed upon hourly rate per flight hour. The Company accrued a total of $0.2 million during the year ended December 31, 2018 included within accrued expenses on the consolidated balance sheets. No amounts have been paid under the arrangement as of December 31, 2018.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a TRA with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units. As discussed in Note 12—Income Taxes, no amounts were paid or payable to Continuing Members under the TRA as it is more-likely-than-not that the Company’s tax benefits obtained from exchanges subject to the TRA will not be realized.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on such evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the 2019 Proxy Statement.
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2019 Proxy Statement.
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and all other executive officers. The Code of Conduct is available on our website at www.investors.pluralsight.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the Nasdaq listing standards.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(a)(3) Exhibits.
See the Exhibit Index immediately following the signature page hereto for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary.
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
February 21, 2019		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
February 21, 2019		James Budge Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Skonnard and James Budge, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Skonnard	Chief Executive Officer and Director	February 21, 2019
Aaron Skonnard	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	February 21, 2019
James Budge	(Principal Financial and Accounting Officer)

/s/ Gary Crittenden	Director	February 21, 2019
Gary Crittenden

/s/ Scott Dorsey	Director	February 21, 2019
Scott Dorsey

/s/ Arne Duncan	Director	February 21, 2019
Arne Duncan

/s/ Ryan Hinkle	Director	February 21, 2019
Ryan Hinkle

/s/ Leah Johnson	Director	February 21, 2019
Leah Johnson

/s/ Timothy Maudlin	Director	February 21, 2019
Timothy Maudlin

/s/ Frederick Onion	Director	February 21, 2019
Frederick Onion

/s/ Brad Rencher	Director	February 21, 2019
Brad Rencher

/s/Bonita Stewart	Director	February 21, 2019
Bonita Stewart

/s/ Karenann Terrell	Director	February 21, 2019
Karenann Terrell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38498	3.1	08/01/18

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38498	3.2	08/01/18

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	05/07/18

4.2	Form of warrant to purchase Class A common units of Pluralsight Holdings issued to affiliates of Guggenheim Corporate Funding, LLC.	S-1	333-224301	4.2	04/16/18

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-224301	10.1	05/07/18

10.2	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings, LLC, and other parties thereto, dated May 15, 2018.	10-Q	001-38498	10.1	08/01/18

10.3+	Pluralsight Holdings Incentive Unit Plan.	S-1	333-224301	10.3	04/16/18

10.4+	Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	S-1	333-224301	10.4	04/16/18

10.5+	Pluralsight, Inc. 2018 Equity Incentive Plan and related forms of agreement.	S-1/A	333-224301	10.5	05/07/18

10.6+	Pluralsight, Inc. 2018 Employee Stock Purchase Plan and related form of agreement.	S-1/A	333-224301	10.6	05/07/18

10.7+	Executive Employment Agreement, between Pluralsight, LLC and Aaron Skonnard, dated as of August 16, 2017.	S-1	333-224301	10.7	04/16/18

10.8+	Executive Employment Agreement, between Pluralsight, LLC and James Budge, dated as of September 15, 2017.					X

10.9+	Executive Employment Agreement, between Pluralsight, LLC and Nate Walkingshaw, dated as of September 15, 2017.					X

10.10+	Executive Employment Agreement, between Pluralsight, LLC and Joe DiBartolomeo, dated as of September 15, 2017.					X

10.11+	Offer Letter, between Pluralsight Holdings and Gary Crittenden, dated as of May 30, 2016.	S-1	333-224301	10.11	04/16/18

10.12+	Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of May 27, 2016.	S-1	333-224301	10.12	04/16/18

10.13+	Incentive Unit Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of December 13, 2016.	S-1	333-224301	10.13	04/16/18

10.14+	Offer Letter, between Pluralsight Holdings and Tim Maudlin, dated as of April 15, 2016.	S-1	333-224301	10.14	04/16/18

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15+	Offer Letter, between Pluralsight Holdings and Brad Rencher, dated as of May 27, 2016.	S-1	333-224301	10.15	04/16/18

10.16+	Offer Letter, between Pluralsight Holdings and Scott Dorsey, dated as of September 6, 2017.	S-1	333-224301	10.21	04/16/18

10.17+	Offer Letter, between Pluralsight Holdings and Karenann Terrell, dated as of October 24, 2017.	S-1	333-224301	10.22	04/16/18

10.18+	Offer Letter, between Pluralsight, Inc. and Bonita Stewart, dated as of August 2, 2018.	-	-	-	-	X

10.19+	Offer Letter, between Pluralsight, Inc. and Leah Johnson, dated as of August 10, 2018.	-	-	-	-	X

10.20	Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of September 20, 2013.	S-1	333-224301	10.16	04/16/18

10.21	First Amendment to the Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of October 13, 2015.	S-1	333-224301	10.17	04/16/18

10.22	Commencement Date Memorandum, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of August 17, 2017.	S-1	333-224301	10.18	04/16/18

10.23	Sublease Consent Agreement, between Pluralsight, LLC, Sojo Station North, LLC, and Lucid Software Inc., dated as of September 27, 2017.	S-1	333-224301	10.19	04/16/18

10.24	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.	10-Q	001-38498	10.1	10/24/18

10.25	Credit Agreement, between Pluralsight Holdings, Pluralsight, LLC, and Guggenheim Corporate Funding, LLC, dated as of June 12, 2017.	S-1	333-224301	10.20	04/16/18

10.26	First Amendment to Credit Agreement, between Pluralsight Holdings, Pluralsight, LLC, and Guggenheim Corporate Funding, LLC, dated as of February 5, 2018.	S-1	333-224301	10.25	04/16/18

10.27+	2018 Executive Bonus Plan.	S-1	333-224301	10.23	04/16/18

10.28	Form of Exchange Agreement.	S-1/A	333-224301	10.24	05/07/18

10.29+	Form of Amended and Restated Restricted Share Unit Agreement, between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	S-1/A	333-224301	10.26	05/15/18

10.30	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.	10-Q	001-38498	10.2	08/01/18

10.31	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.	10-Q	001-38498	10.3	08/01/18

10.32+	Outside Director Compensation Policy.	S-1/A	333-224301	10.29	05/07/18

21.1	List of subsidiaries of the Registrant.	-	-	-	-	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	-	-	-	-	X

24.1	Power of Attorney (included on signature page).	-	-	-	-	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

101.INS	XBLR Instance Document.

101.SCH	XBLR Taxonomy Extension Schema Document.

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBLR Taxonomy Extension Definition Linkbase Document.

101.LAB	XBLR Taxonomy Extension Label Linkbase Document.

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document.
____________________________

+	Indicates a management contract or compensatory plan.

*
The certifications attached as Exhibit 32.1 and 32.2 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Pluralsight, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.