Form 10-Q
period 2019-03-31
Pluralsight, Inc.
filed 2019-05-01
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 19, 2019, the registrant had 138,471,395 shares of common stock outstanding, consisting of 95,279,403 shares of Class A common stock, 29,029,681 shares of Class B common stock, and 14,162,311 shares of Class C common stock.

PLURALSIGHT, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41

Signatures		42

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

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings;

•	our use of net proceeds from our convertible note offering in March 2019; and

•	our ability to satisfy our obligations under the convertible senior notes.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, under the Exchange Act. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$736,566	$194,306
Accounts receivable, net of allowances of $2,713 and $2,501 as of March 31, 2019 and December 31, 2018, respectively	51,865	63,436
Deferred contract acquisition costs, net	16,863	—
Prepaid expenses and other current assets	10,238	8,323
Total current assets	815,532	266,065
Restricted cash	27,849	16,765
Property and equipment, net	36,552	31,641
Content library, net	6,858	7,050
Intangible assets, net	1,582	1,759
Goodwill	123,119	123,119
Deferred contract acquisition costs, noncurrent, net	3,333	—
Other assets	1,085	1,064
Total assets	$1,015,910	$447,463
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,605	$7,160
Accrued expenses	27,644	32,047
Accrued author fees	10,737	10,002
Deferred revenue	167,956	157,695
Total current liabilities	214,942	206,904
Deferred revenue, noncurrent	12,339	14,886
Convertible senior notes, net	481,167	—
Facility financing obligations	20,070	15,777
Other liabilities	1,514	1,303
Total liabilities	730,032	238,870
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 95,096,979 shares issued and outstanding as of March 31, 2019; 65,191,907 shares issued and outstanding as of December 31, 2018	10	7
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 29,071,789 shares issued and outstanding as of March 31, 2019; 57,490,881 shares issued and outstanding as of December 31, 2018	3	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,162,311 shares issued and outstanding as of March 31, 2019; 14,586,173 shares issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	560,493	452,576
Accumulated other comprehensive loss	(31)	(41)
Accumulated deficit	(359,973)	(351,123)
Total stockholders’ equity attributable to Pluralsight, Inc.	200,503	101,426
Non-controlling interests	85,375	107,167
Total stockholders’ equity	285,878	208,593
Total liabilities and stockholders' equity	$1,015,910	$447,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$69,617	$49,644
Cost of revenue	16,705	14,886
Gross profit	52,912	34,758
Operating expenses:
Sales and marketing	44,050	29,467
Technology and content	20,032	13,325
General and administrative	21,809	11,292
Total operating expenses	85,891	54,084
Loss from operations	(32,979)	(19,326)
Other (expense) income:
Interest expense	(2,024)	(3,710)
Other income (expense), net	1,614	(13)
Loss before income taxes	(33,389)	(23,049)
Provision for income taxes	(154)	(109)
Net loss	$(33,543)	$(23,158)
Less: Net loss attributable to non-controlling interests	(14,660)	—
Net loss attributable to Pluralsight, Inc.	$(18,883)	$(23,158)
Less: Accretion of Series A redeemable convertible preferred units	—	(19,525)
Net loss attributable to common shares	$(18,883)	$(42,683)
Net loss per share, basic and diluted(1)	$(0.25)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	75,927
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions (as defined below) and Pluralsight, Inc.'s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(33,543)	$(23,158)
Other comprehensive (loss) income:
Foreign currency translation gains, net	18	5
Comprehensive loss	$(33,525)	$(23,153)
Less: Comprehensive loss attributable to non-controlling interests	(14,652)	—
Comprehensive loss attributable to Pluralsight, Inc.	$(18,873)	$(23,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity
(in thousands, except share/unit amounts)
(unaudited)

Three Months Ended March 31, 2019:

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$452,576	$(41)	$(351,123)	$107,167	$208,593
Impact of the adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	10,033	10,601	20,634
Effect of exchanges of LLC Units	—	—	—	—	28,949,710	3	(28,419,092)	(3)	(530,618)	—	49,495	—	—	(49,495)	—
Vesting of restricted stock units	—	—	—	—	787,982	—	—	—	106,756	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	167,380	—	—	—	—	—	2,621	—	—	—	2,621
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	19,954	—	—	—	19,954
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(31,754)	—	—	31,754	—
Foreign currency translation gains	—	—	—	—	—	—	—	—	—	—	—	10	—	8	18
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,883)	(14,660)	(33,543)
Balance at March 31, 2019	—	$—	—	$—	95,096,979	$10	29,071,789	$3	14,162,311	$1	$560,493	$(31)	$(359,973)	$85,375	$285,878

Three Months Ended March 31, 2018:

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	3,373	—	—	—	—	—	—	—	—	—	—	3,373
Accretion of Series A redeemable convertible preferred units	—	19,525	—	(4,357)	—	—	—	—	—	—	—	—	(15,168)	—	(19,525)
Foreign currency translation gains	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,158)	—	(23,158)
Balance at March 31, 2018	48,447,880	$425,291	48,407,645	$—	—	$—	—	$—	—	$—	$—	$30	$(483,428)	$—	$(483,398)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net loss	$(33,543)	$(23,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,056	2,191
Amortization of acquired intangible assets	702	3,333
Amortization of course creation costs	579	447
Equity-based compensation	19,606	3,373
Amortization of deferred contract acquisition costs	5,867	—
Amortization of debt discount and issuance costs	1,545	876
Provision for doubtful accounts	27	222
Deferred tax benefit	(27)	—
Other	25	—
Changes in assets and liabilities:
Accounts receivable	11,392	6,802
Deferred contract acquisition costs	(5,851)	—
Prepaid expenses and other assets	(1,917)	(1,966)
Accounts payable	1,035	2,063
Accrued expenses and other liabilities	(4,979)	(10,203)
Accrued author fees	735	(179)
Deferred revenue	8,288	5,775
Net cash provided by (used in) operating activities	5,540	(10,424)
Investing activities
Purchases of property and equipment	(2,133)	(1,868)
Purchases of content library	(937)	(769)
Net cash used in investing activities	(3,070)	(2,637)
Financing activities
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	617,663	—
Purchase of capped calls related to issuance of convertible senior notes	(69,432)	—
Proceeds from issuance of common stock from employee equity plans	2,621	—
Borrowings of long-term debt	—	20,000
Payments of costs related to initial public offering	—	(1,899)
Payments of debt issuance costs	—	(450)
Other	(4)	(4)
Net cash provided by financing activities	550,848	17,647
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	26	9
Net increase in cash, cash equivalents, and restricted cash	553,344	4,595
Cash, cash equivalents, and restricted cash, beginning of period	211,071	28,477
Cash, cash equivalents, and restricted cash, end of period	$764,415	$33,072
Supplemental cash flow disclosure:
Cash paid for interest	$—	$2,472
Cash paid for income taxes, net	$116	$84
Supplemental disclosure of non-cash investing and financing activities:
Property acquired under build-to-suit agreements	$4,297	$—
Debt and equity issuance costs, accrued but not yet paid	$1,008	$1,506
Unpaid capital expenditures	$870	$433
Equity-based compensation capitalized as internal-use software	$348	$—
Redeemable convertible preferred unit accretion	$—	$19,525
Issuance of warrants to purchase shares of Class A common stock	$—	$984
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$736,566	$32,359
Restricted cash	27,849	713
Total cash, cash equivalents, and restricted cash	$764,415	$33,072

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
Initial Public Offering
In May 2018, Pluralsight, Inc. completed an IPO, in which it sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters' discounts and commissions, which Pluralsight, Inc. used to purchase newly issued common limited liability company units (“LLC Units") from Pluralsight Holdings. In connection with the IPO, the Company reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units of Pluralsight Holdings into a single class of common units. See Note 10—Stockholders' Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 10—Stockholders' Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members' LLC Units on its consolidated financial statements. As of March 31, 2019, Pluralsight, Inc. owned 70.1% of Pluralsight Holdings and the Continuing Members owned the remaining 29.9% of Pluralsight Holdings.
As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Pluralsight, Inc. had no operations.
Secondary Offering
In March 2019, the Company completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $0.9 million in costs were incurred by Pluralsight in connection with this offering.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018 included in Pluralsight, Inc.'s Annual Report on Form 10-K, as filed with the SEC on February 21, 2019 ("Annual Report").
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2019, and the interim condensed consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members' deficit, and stockholders' equity, and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of the fair value of equity awards, fair value of the liability and equity components of the convertible senior notes, the valuation of build-to-suit leases, useful lives of property and equipment, content library and intangible assets, the period of benefit for deferred contract acquisition costs, provisions for doubtful accounts receivable and deferred revenue, impairment of long-lived and intangible assets, including goodwill, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 1—Description of Business and Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2019, except as noted below.
Revenue Recognition (ASC 606)
The Company derives substantially all of its revenue from subscription services (which include support services) from providing customers access to its platform.
The Company implemented the provisions of Accounting Standards Update ("ASU") 2014-09 (referred to collectively as "ASC 606") effective January 1, 2019 using the modified retrospective transition method as discussed below under the section "Recent Accounting Pronouncements".
Following the adoption of ASC 606, the Company recognizes revenue when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. The Company accounts for revenue contracts with customers by applying the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in a contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied

The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. Access to the Company's platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company's subscription contracts typically vary from one month to three years. The Company’s arrangements are generally noncancellable and nonrefundable.
A small portion of the Company’s revenue is derived from providing professional services, which generally consist of content creation or other consulting services. These services are distinct from subscription revenue services. Revenue from professional services is generally recognized upon completion, because the customer consumes the intended benefit and assumes control upon final completion of the service.
Some contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors, including the value of contracts, types of services sold, customer demographics, and the number and types of users within such contracts.
Deferred Revenue
The Company records contract liabilities to deferred revenue when cash payments are received or billings are due in advance of revenue recognition from subscription services described above, including amounts billed to customers in accordance with the terms of the underlying contracts where the service period has not yet commenced but will commence in the near future. Deferred revenue is recognized as revenue as the revenue recognition criteria are met. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as non-current deferred revenue.
Accounts Receivable
Accounts receivable represent amounts owed to the Company for subscriptions to the Company’s platform. Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. The Company records a contract asset when revenue is recognized in advance of invoicing. Contract assets that represent a right to consideration that is unconditional are presented within accounts receivable on the condensed consolidated balance sheets.
The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables, by assessing the collectability of the accounts by taking into consideration the aging of trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable.
Deferred Contract Acquisition Costs
The Company capitalizes sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided the Company expects to recover those costs. These costs are recorded as deferred contract acquisition costs on the condensed consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of four years while commissions paid related to renewal contracts are amortized over an estimated period of benefit of 18 months. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
The period of benefit for commissions paid for the acquisition of initial subscription contracts is determined by taking into consideration the initial estimated customer life and the technological life of the Company's platform and related significant features. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.

Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $3.6 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), which supersedes nearly all existing revenue recognition guidance. The core principle behind ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. To achieve this core principle, the guidance provides a model, which involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies the performance obligations. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.
The Company adopted the standard as of January 1, 2019 using the modified retrospective adoption method applied to those contracts that were not completed as of that date. Upon adoption, the Company recognized the cumulative effect of adopting the standard as an adjustment to the opening balance of stockholders' equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company updated its accounting policies, processes, internal controls and information systems to conform to the new revenue standard's reporting and disclosure requirements.
Prior to adoption, the Company limited revenue recognition for delivered elements to the amount that is not contingent on the delivery of future services. The adoption of ASC 606 resulted in an acceleration in timing of the Company's revenue for certain sales contracts due to the removal of this limitation. In addition, as a result of the new standard, the Company capitalizes sales commissions and other incremental costs of obtaining contracts with customers. Such costs are amortized over the expected period of benefit, which for initial contracts is an estimated period of four years, while renewal contracts are amortized over an estimated period of benefit of 18 months.
The following table summarizes the adjustments made to the Company's condensed consolidated balance sheet as of January 1, 2019 as a result of applying the modified retrospective method to adopt ASC 606 (in thousands):

	As Reported	Adjustments		As Adjusted
	December 31, 2018	Revenue Recognition	Incremental Costs of Obtaining a Contract	January 1, 2019

Accounts receivable, net	$63,436	$33	$—	$63,469
Deferred contract acquisition costs, net	—	—	16,461	16,461
Deferred contract acquisition costs, noncurrent, net	—	—	3,751	3,751
Deferred revenue	157,695	(389)	—	157,306
Deferred revenue, noncurrent	14,886	—	—	14,886
Accumulated deficit	(351,123)	205	9,828	(341,090)
Non-controlling interests	107,167	217	10,384	117,768
The decrease of deferred revenue and increase to deferred contract acquisition costs as of January 1, 2019 resulted in additional deferred tax liabilities that reduced the Company's net deferred tax asset position. The net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606 were fully reserved and, accordingly, this impact was offset by a corresponding reduction to the valuation allowance with no resulting net impact to net assets or accumulated deficit.

In addition, the adoption of ASC 606 resulted in changes to the Company's accounting estimates and policies for revenue recognition, deferred contract acquisition costs, deferred revenue, and accounts receivable. See the section titled "Significant Accounting Policies" for a discussion of the Company's updated policies.
Refer to Note 3—Revenue for the ongoing impacts of adopting ASC 606 on the condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The new guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted for all entities. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. For public business entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company anticipates adopting the standard during the fiscal year ended December 31, 2020, unless it loses its status as an emerging growth company prior to the year of adoption. The Company is currently evaluating the potential changes to its future financial reporting and disclosures from this ASU. As part of its preliminary assessment, the Company expects to record right-of-use assets and lease liabilities for its operating leases as a result of adopting this standard. While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its consolidated financial statements at this time.
Note 3. Revenue
Effect of Adopting ASC 606
The adoption of ASC 606 resulted in changes to the Company's condensed consolidated balance sheet as of March 31, 2019 and its statement of operations for the three months ended March 31, 2019 due to the timing of revenue recognition and the capitalization of incremental costs of obtaining contracts. In addition, there were offsetting shifts in the statement of cash flows through net loss and various changes in operating assets and liabilities, which resulted in no impact on the total cash provided by operating activities. Refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of the primary impacts resulting from the adoption of ASC 606.

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three months ended March 31, 2019 by ASC 606 (in thousands, except per share data):
Condensed Consolidated Balance Sheet:

	March 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Accounts receivable, net	$51,865	$51,855	$10
Deferred contract acquisition costs, net	16,863	—	16,863
Deferred contract acquisition costs, noncurrent, net	3,333	—	3,333
Deferred revenue	167,956	168,649	(693)
Deferred revenue, noncurrent	12,339	12,339	—
Accumulated deficit	(359,973)	(380,872)	20,899
Condensed Consolidated Statement of Operations:

	Three Month Ended March 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$69,617	$69,336	$281
Operating expenses:
Sales and marketing	44,050	44,034	16
Loss from operations	(32,979)	(33,244)	265
Net loss	(33,543)	(33,808)	265
Less: Net loss attributable to non-controlling interests	(14,660)	(14,776)	116
Net loss attributable to Pluralsight, Inc.	(18,883)	(19,032)	149
Net loss per share, basic and diluted	$(0.25)	$(0.25)	$—
Weighted-average common shares used in computing basic and diluted net loss per share	75,927	75,927	—
Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Net loss	$(33,543)	$(33,808)	$265
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred contract acquisition costs	5,867	—	5,867
Changes in assets and liabilities:
Accounts receivable	11,392	11,369	23
Deferred contract acquisition costs	(5,851)	—	(5,851)
Deferred revenue	8,288	8,592	(304)
Cash provided by operating activities	5,540	5,540	—

Disaggregation of Revenue
Subscription revenue accounted for approximately 99% of the Company's revenue for the three months ended March 31, 2019.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%

United States	$43,581	63%	$31,578	64%
Europe, Middle East and Africa(1)	18,986	27%	13,525	27%
Other foreign locations	7,050	10%	4,541	9%
Total revenue	$69,617	100%	$49,644	100%

(1)
Revenue from the United Kingdom represented 11% of revenue for the three months ended March 31, 2019 and 2018. No other foreign country accounted for 10% or more of revenue during the three months ended March 31, 2019 and 2018.

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018

Business customers	$58,567	$38,878
Individual customers	11,050	10,766
Total revenue	$69,617	$49,644
Contract Balances
For the three months ended March 31, 2019, the Company recognized revenue of $58.6 million that was included in the corresponding deferred revenue balance at the beginning of the period. Contract assets, which are presented within accounts receivable were less than $0.1 million as of March 31, 2019.
Remaining Performance Obligations
As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $241.9 million. The Company expects to recognize 75% of the transaction price over the next 12 months.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs:

Balance as of January 1, 2019	$20,212
Capitalization of contract acquisition costs	5,851
Amortization of deferred contract acquisition costs	(5,867)
Balance as of March 31, 2019	$20,196
Note 4. Fair Value Measurements
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments were as follows (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Money market funds	$726,399	$—	$—	$726,399

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Money market funds	$185,405	$—	$—	$185,405
Convertible Senior Notes
As of March 31, 2019, the estimated fair value of the convertible senior notes was $676.7 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's condensed consolidated balance sheet. Refer to Note 8—Convertible Senior Notes and Other Long-Term Debt for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Prepaid expenses	$9,921	$7,931
Other current assets	317	392
Prepaid expenses and other current assets	$10,238	$8,323
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Accrued compensation	$14,959	$22,285
Accrued income and other taxes payable	5,487	5,408
Accrued other current liabilities	7,198	4,354
Accrued expenses	$27,644	$32,047

Note 6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Computer equipment	$9,720	$9,369
Software	2,031	2,031
Capitalized internal-use software costs	16,043	13,880
Furniture and fixtures	5,574	5,478
Buildings	11,251	11,251
Leasehold improvements	1,490	1,490
Construction in progress	1,731	1,671
Build-to-suit lease asset under construction	12,578	8,281
Total property and equipment	60,418	53,451
Less: Accumulated depreciation	(23,866)	(21,810)
Property and equipment, net	$36,552	$31,641
Depreciation expense totaled $2.1 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.
Note 7. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,754	$81
Course creation costs	14,303	7,526	6,777
Total	$47,138	$40,280	$6,858
Intangible assets:
Technology	$4,500	$2,963	$1,537
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$6,305	$1,582

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,229	$606
Course creation costs	13,552	7,108	6,444
Total	$46,387	$39,337	$7,050
Intangible assets:
Technology	$4,500	$2,786	$1,714
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$6,128	$1,759
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $0.7 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense of course creation costs was $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
Note 8. Convertible Senior Notes and Other Long-Term Debt
Convertible Senior Notes
In March 2019, Pluralsight, Inc. issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 (the "Notes"), which includes the initial purchasers’ exercise in full of their option to purchase an additional $83.5 million principal amount of the Notes, in a private placement to qualified institutional buyers exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes were $616.7 million after deducting the initial purchasers’ discounts and estimated issuance costs.
The Notes are governed by an indenture (the “Indenture”) between the Company, as the issuer, and U.S. Bank National Association, as trustee. The Notes are Pluralsight, Inc.'s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company's unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of its subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Notes mature on March 1, 2024 unless earlier repurchased or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.
The Notes have an initial conversion rate of 25.8023 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $38.76 per share of its Class A common stock and is subject to adjustment if certain events occur. Following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day; or

•	Upon the occurrence of specified corporate events described in the Indenture.

On or after December 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing conditions. Upon conversion, holders will receive cash, shares of the Company's Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
During the three months ended March 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible during the three months ended March 31, 2019 and are classified as long-term debt.
The Company accounts for the Notes as separate liability and equity components. The Company determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of approximately 5.5% based on comparable debt transactions for similar companies. The estimated interest rate was applied to the Notes, which resulted in a fair value of the liability component of $492.7 million upon issuance, calculated as the present value of future contractual payments based on the $633.5 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes using the effective interest method. The $140.8 million difference between the gross proceeds received from issuance of the Notes of $633.5 million and the estimated fair value of the liability component represents the equity component, or the conversion option, of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
The Company allocates issuance costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Issuance costs attributable to the liability component were $13.1 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs attributable to the equity components were $3.7 million and are netted with the equity component of the Notes in stockholders’ equity on the condensed consolidated balance sheets.
The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2019
Principal	$633,500
Less: Unamortized debt discount	(139,362)
Less: Unamortized issuance costs	(12,971)
Net carrying amount	$481,167
The net carrying value of the equity component of the Notes was as follows (in thousands):

March 31, 2019
Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Net carrying amount	$137,033
The interest expense recognized related to the Notes was as follows (in thousands):

Three Months Ended March 31, 2019
Contractual interest expense	$132
Amortization of debt issuance costs and discount	1,545
Total	$1,677

Capped Calls
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $38.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $58.50 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 16,345,757 shares of the Company's Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of Class A common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $69.4 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Convertible Promissory Note with Pluralsight Holdings
In connection with the issuance of the Notes, Pluralsight, Inc. entered into a convertible promissory note with Pluralsight Holdings, whereby Pluralsight, Inc. provided the net proceeds from the issuance of the Notes to Pluralsight Holdings. The terms of the convertible promissory note mirror the terms of the Notes issued by Pluralsight, Inc. The intent of the convertible promissory note is to maintain the parity of shares of Class A common stock with LLC Units as required by the LLC Agreement in order to preserve the Company's legal structure.
Note 9. Commitments and Contingencies
Letters of Credit
As of March 31, 2019 and December 31, 2018, the Company had a total of $0.7 million in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $0.7 million of the Company’s cash, which is reflected as restricted cash on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.
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
Based on the Company's involvement in the design and construction of the building, the Company is deemed the owner of the construction project for accounting purposes during the construction period. As a result, the Company recorded a construction in progress asset of $12.6 million and a corresponding facility financing obligation as of March 31, 2019.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash on the condensed consolidated balance sheet. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of March 31, 2019, the Company has recorded a deposit into restricted cash on the condensed consolidated balance sheet of $11.0 million for use in tenant improvements in connection with the Draper headquarters.

Future Minimum Lease Payments
At March 31, 2019, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, and lease payments for the Company’s future headquarters in Draper, Utah were as follows (in thousands):

Year Ended December 31,

2019 (remaining nine months)	4,128
2020	7,489
2021	9,881
2022	9,871
2023	9,861
Thereafter	99,324
Less: Sublease rental income	(173)
Total future minimum lease payments	$140,381
Rent expense under operating leases was $1.5 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company's commitments and contingencies, as disclosed in the Annual Report.
Legal Proceedings
The Company is involved in legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial position, results of operations, or liquidity.
Warranties and Indemnification
The performance of the Company’s cloud-based technology learning platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable. The Company’s contractual arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated condensed financial statements.
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
Note 10. Stockholders' Equity
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
Exchanges of LLC Units
During the three months ended March 31, 2019, certain Continuing Members exchanged 28,949,710 LLC Units of Pluralsight Holdings along with their corresponding shares of Class B and Class C common stock for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B and Class C common stock.
Note 11. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. During the three months ended March 31, 2019, the total adjustments to the non-controlling interests were $31.8 million and were primarily related to equity-based compensation, the settlement of equity-based awards, and the issuance of the convertible promissory note with Pluralsight Holdings in connection with the convertible senior notes as discussed in Note 8—Convertible Senior Notes and Other Long-Term Debt. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements.

As of March 31, 2019, the non-controlling interests of Pluralsight Holdings owned 29.9% of the outstanding LLC Units, with the remaining 70.1% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	As of March 31, 2019		As of December 31, 2018
	Units	Ownership %	Units	Ownership %
Pluralsight, Inc.'s ownership of LLC Units	95,096,979	70.1%	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	40,492,749	29.9%	68,881,732	51.4%
	135,589,728	100.0%	134,073,639	100.0%

(1) Excludes 2,741,351 and 3,195,322 LLC Units still subject to time-based vesting requirements as of March 31, 2019 and December 31, 2018, respectively
Note 12. Equity-Based Compensation
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
The unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value
Unvested LLC Units outstanding—December 31, 2018	3,195,322	$7.63
Vested	(453,971)	6.75
Unvested LLC Units outstanding—March 31, 2019	2,741,351	$7.77
As of March 31, 2019, total unrecognized equity-based compensation related to unvested LLC Units was $19.1 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Class A common shares and LLC Units vested during the period from the date of the Reorganization Transactions to March 31, 2019 was $12.4 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued restricted stock units ("RSUs") to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company.
In connection with the IPO and the adoption of the 2018 Plan, the 2017 Plan was terminated. With the establishment of the 2018 Plan, the Company no longer grants equity-based awards under the 2017 Plan and any shares that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations, under the 2017 Plan, will automatically be transferred to the 2018 Plan.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options will vest ratably in equal six-month periods over a period of two years from the IPO date.

The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2018	5,143,712	$15.00
Exercised	(174,753)	15.00
Forfeited or cancelled	(39,249)	15.00
Outstanding as of March 31, 2019	4,929,710	$15.00	9.1	$82.5
Vested and exercisable—March 31, 2019	1,049,810	$15.00	9.1	$17.6
During the three months ended March 31, 2019, the total intrinsic value of options exercised was $2.6 million. The total unrecognized equity-based compensation related to the stock options was $23.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

RSUs
RSUs represent the right to receive shares of Pluralsight, Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition is satisfied upon the occurrence of a qualifying event, which was satisfied upon expiration of the lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation totaling $7.8 million. The remaining unrecognized equity-based compensation related to RSUs will be recognized over the remaining requisite service period, using the straight-line attribution method.
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
The activity for RSUs for the three months ended March 31, 2019 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value
RSUs of Pluralsight, Inc.
Balance at December 31, 2018	4,801,536	$11.11
Granted	4,102,071	31.87
Forfeited or cancelled	(237,882)	14.34
Vested	(699,865)	9.83
Balance at March 31, 2019	7,965,860	$21.82
Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2018	2,062,500	$8.24
Vested	(187,500)	8.24
Balance at March 31, 2019	1,875,000	$8.24
As of March 31, 2019, unrecognized compensation cost related to RSUs, including restricted share units of Pluralsight Holdings, was $52.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan
In May 2018, Pluralsight, Inc.'s board of directors adopted the Employee Stock Purchase Plan ("ESPP"). The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods. The offering periods start on the first trading day on or after May 31 and November 30 of each year.
The ESPP permits participants to elect to purchase shares of Class A common stock through fixed contributions from eligible compensation paid during each purchase period during an offering period, provided that this fixed contribution amount will not exceed 75.0% of the eligible compensation a participant receives during a purchase period, or $12,500 (increased to $25,000 for purposes of the first purchase period under the ESPP). A participant may purchase a maximum of 5,000 shares during each purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of Class A common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class A common stock on the first trading day of each offering period or on the purchase date, except for the first offering period, during which the purchase price of the shares will be 85% of the lower of (i) the IPO price or (ii) the fair market value of common stock on the purchase date. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
ESPP employee payroll contributions accrued at March 31, 2019 and December 31, 2018, totaled $5.6 million and $1.5 million, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period. As of  March 31, 2019, total unrecognized equity-based compensation for purchase rights committed under the ESPP was $10.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Equity-Based Compensation
Equity-based compensation was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of revenue	$79	$—
Sales and marketing	6,195	539
Technology and content	3,498	381
General and administrative	9,834	2,453
Total equity-based compensation	$19,606	$3,373
Equity-based compensation capitalized as internal-use software was $0.3 million for the three months ended March 31, 2019.
Note 13. Income Taxes
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
For the three months ended March 31, 2019 and 2018 the Company's estimated effective tax rate was (0.8)% and (0.5)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions and the full domestic valuation allowance.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which the Company operates. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have resulted in losses, and as such, the Company maintains a full valuation allowance against its U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be released in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is released.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units.
During the three months ended March 31, 2019, Continuing Members exchanged 28,949,710 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through March 31, 2019. The total unrecorded TRA liability as of March 31, 2019 is approximately $226.5 million.

Note 14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

Three Months Ended March 31, 2019

Numerator:
Net loss	$(33,543)
Less: Net loss attributable to non-controlling interests	(14,660)
Net loss attributable to Pluralsight, Inc.	$(18,883)
Denominator:
Weighted-average common shares outstanding, basic and diluted	75,927
Net loss per share:
Net loss per share, basic and diluted	$(0.25)
During the three months ended March 31, 2019, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.
The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of March 31, 2019
LLC Units held by Continuing Members	43,234
Stock options	4,930
RSUs of Pluralsight, Inc.	7,966
Restricted Share Units of Pluralsight Holdings	1,875
Purchase rights committed under the ESPP	1,949
Total	59,954
The Notes will not have an impact on the Company's diluted earnings per share until the average market share price of Class A common stock exceeds the conversion price of $58.50 per share, as the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods it reports net income. However, upon conversion, until the average market price of the Company's common stock exceeds the cap price of $58.50 per share, exercise of the Capped Calls will mitigate dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.
Note 15. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company's Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued approximately $0.1 million during the three months ended March 31, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.5 million has been paid under the arrangement during the three months ended March 31, 2019.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a TRA with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units. As discussed in Note 13—Income Taxes, no amounts were paid or payable to Continuing Members under the TRA as it is more-likely-than-not that the Company’s tax benefits obtained from exchanges subject to the TRA will not be realized.
Note 16. Subsequent Events
On April 30, 2019, the Company entered into a definitive merger agreement to acquire GitPrime, Inc. (“GitPrime”), a leading developer productivity platform, in exchange for cash consideration that is expected to be approximately $170.0 million, subject to customary working capital adjustments. The acquisition is expected to close during the three months ended June 30, 2019. Upon completion of the acquisition, the Company will record the fair value of assets and liabilities acquired from GitPrime, and will record goodwill for any excess consideration transferred. The Company cannot reasonably estimate all of the effects of the acquisition on its consolidated financial statements at this time.
In April 2019, the Company invested a total of $450.0 million of its cash and cash equivalents in various money market funds, commercial paper, certificates of deposit, U.S. treasury and agency bonds, and corporate bonds. The Company expects to record these investments at fair value with unrealized gains and losses reflected in other comprehensive income (loss) on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report.
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
In March 2019, we offered and issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024, or the Notes, in a private placement to qualified institutional buyers exempt from registration under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the Notes of $616.7 million after deducting the initial purchasers’ discounts and estimated issuance costs. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. To mitigate potential dilution resulting from the issuance of the Notes, we entered into privately-negotiated capped call transactions, or Capped Calls, at the cost of $69.4 million.
In March 2019, we completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. We did not receive any proceeds from the sale of shares by selling stockholders.
On April 30, 2019, we entered into a definitive merger agreement to acquire a leading provider of developer productivity software, GitPrime, Inc., or GitPrime, for cash consideration that is expected to total $170.0 million, subject to customary working capital adjustments. The acquisition is expected to close during the second quarter of 2019. We believe the acquisition will enhance our platform to measure developer productivity, which will enable technology leaders to identify talent and areas of improvement within their teams, in order to enhance skills and drive productivity.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Billings	$77,928	$55,419
Billings from business customers	$67,156	$45,252
% of billings from business customers	86%	82%
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both new and existing customers. Billings represent our total revenue plus the change in deferred revenue in the period, as presented in our condensed consolidated statements of cash flows, less the change in contract assets and unbilled accounts receivable in the period. Billings in any particular period represent amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year and we typically invoice them in advance in monthly or annual installments.
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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author fees, amortization of our content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation associated with our customer support organization, and third-party transcription costs.
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the mix of subscriptions we sell, the cost of author fees, the costs associated with third-party hosting services, and the extent to which we expand our customer support and professional services organizations. We expect our gross margin to increase over the long term primarily due to a decrease in author fees as a percentage of revenue, although our gross margin may fluctuate from period to period depending on the interplay of the factors described above.
Operating Expenses
Our operating expenses are classified as sales and marketing, technology and content, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, equity-based compensation, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure and facility-related costs based on headcount in that category.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation costs of our sales and marketing employees, including salaries, benefits, bonuses, commissions, equity-based compensation, and allocated overhead costs. Other sales and marketing costs include user events, search engine and email marketing, content syndication, lead generation, and online banner and video advertising. We expect that our sales and marketing expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we hire additional sales and marketing personnel, increase our marketing activities, and grow our domestic and international operations. Additionally, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect sales and marketing expenses to decrease as a percentage of revenue over the long term.
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
General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, people operations, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation; professional fees for external legal, accounting, recruiting, and other consulting services; and allocated overhead costs. We are incurring additional general and administrative expenses as a result of operating as a public company and our UP-C structure, including additional expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities, and professional services. In addition, we expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue. Additionally, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect general and administrative expenses to decrease as a percentage of revenue over the long term.
Other (Expense) Income
Other (expense) income consists primarily of interest expense on the Notes and other long-term debt, gains or losses on foreign currency transactions, and interest income earned on our cash and cash equivalents.

Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Revenue	$69,617	$49,644
Cost of revenue(1)(2)	16,705	14,886
Gross profit	52,912	34,758
Operating expenses(1)(2):
Sales and marketing	44,050	29,467
Technology and content	20,032	13,325
General and administrative	21,809	11,292
Total operating expenses	85,891	54,084
Loss from operations	(32,979)	(19,326)
Other (expense) income:
Interest expense	(2,024)	(3,710)
Other income (expense), net	1,614	(13)
Loss before income taxes	(33,389)	(23,049)
Provision for income taxes	(154)	(109)
Net loss	$(33,543)	$(23,158)

(1)	Includes equity-based compensation as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cost of revenue	$79	$—
Sales and marketing	6,195	539
Technology and content	3,498	381
General and administrative	9,834	2,453
Total equity-based compensation	$19,606	$3,373

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cost of revenue	$525	$2,962
Sales and marketing	—	195
Technology and content	177	176
Total amortization of acquired intangible assets	$702	$3,333

	Three Months Ended March 31,
	2019	2018

Revenue	100%	100%
Cost of revenue	24	30
Gross profit	76	70
Operating expenses:
Sales and marketing	63	59
Technology and content	29	27
General and administrative	31	23
Total operating expenses	123	109
Loss from operations	(47)	(39)
Other (expense) income:
Interest expense	(3)	(7)
Other income (expense), net	2	—
Loss before income taxes	(48)	(46)
Provision for income taxes	—	—
Net loss	(48)%	(46)%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$69,617	$49,644	$19,973	40%
Revenue was $69.6 million for the three months ended March 31, 2019, compared to $49.6 million for the three months ended March 31, 2018, an increase of $20.0 million, or 40%. The increase in revenue was primarily due to a $19.7 million, or 51%, increase in revenue from business customers, driven by an increase of 2,383 business customers from 14,830 business customers as of March 31, 2018 to 17,213 business customers as of March 31, 2019, as well as increased sales to our existing business customers. In addition, there was an increase of $0.3 million in revenue from individual customers.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue	$16,705	$14,886	$1,819	12%
Gross profit	52,912	34,758	18,154	52%
Cost of revenue was $16.7 million for the three months ended March 31, 2019, compared to $14.9 million for the three months ended March 31, 2018, an increase of $1.8 million, or 12%. The increase in cost of revenue was primarily due to an increase of $3.0 million in author fees and an increase of $0.4 million in depreciation of capitalized software development costs. These increases were partially offset by a decrease of $2.3 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $52.9 million for the three months ended March 31, 2019, compared to $34.8 million for the three months ended March 31, 2018, an increase of $18.2 million, or 52%. The increase in gross profit was the result of the increase in our revenue during the three months ended March 31, 2019. Gross margin increased from 70% for the three months ended March 31, 2018 to 76% for the three months ended March 31, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$44,050	$29,467	$14,583	49%
Technology and content	20,032	13,325	6,707	50%
General and administrative	21,809	11,292	10,517	93%
Total operating expenses	$85,891	$54,084	$31,807	59%
Sales and Marketing
Sales and marketing expenses were $44.1 million for the three months ended March 31, 2019, compared to $29.5 million for the three months ended March 31, 2018, an increase of $14.6 million, or 49%. The increase was primarily due to an increase of $14.1 million in employee compensation costs, including $5.7 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $2.0 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $0.4 million due to additional travel expenses related to additional headcount. These increases were partially offset by a decrease of $1.5 million in marketing expenses as a result of optimizing our digital marketing expenditures to more efficient channels.
Technology and Content
Technology and content expenses were $20.0 million for three months ended March 31, 2019, compared to $13.3 million for the three months ended March 31, 2018, an increase of $6.7 million, or 50%. The increase was primarily due to an increase of $7.1 million in employee compensation costs, including $3.1 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a $0.6 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $21.8 million for the three months ended March 31, 2019, compared to $11.3 million for the three months ended March 31, 2018, an increase of $10.5 million, or 93%. The increase was primarily due to an increase of $8.3 million in employee compensation costs, including $7.4 million in equity-based compensation. In addition, there was an increase of $1.2 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $0.9 million related to costs associated with a secondary offering.

Other (Expense) Income

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(2,024)	$(3,710)	$1,686	(45)%
Other income (expense), net	1,614	(13)	1,627	NM
Interest expense decreased primarily as a result of our repayment of long-term debt in May 2018. This decrease was partially offset by the increase in interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019.
Other income (expense), net increased primarily as a result of the additional interest income earned from our increased cash and cash equivalents as a result of net proceeds from our IPO and the issuance of the Notes.
Non-GAAP Financial Measures

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Non-GAAP gross profit	$53,519	$37,720
Non-GAAP gross margin	77%	76%
Non-GAAP operating loss	$(10,309)	$(12,620)
Free cash flow	$2,470	$(13,061)
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Non-GAAP gross profit is a non-GAAP financial measure that we define as gross profit plus equity-based compensation, amortization of acquired intangible assets, and employer payroll taxes on employee stock transactions. We define non-GAAP gross margin as our non-GAAP gross profit divided by our revenue. We believe non-GAAP gross profit and non-GAAP gross margin are useful to investors as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability or operating performance.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP gross profit and non-GAAP gross margin as financial measures and for a reconciliation of our non-GAAP gross profit to gross profit, the most directly comparable financial measure calculated in accordance with GAAP.
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation, amortization of acquired intangible assets, employer payroll taxes on employee stock transactions, and secondary offering costs. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Gross profit	$52,912	$34,758
Equity-based compensation	79	—
Amortization of acquired intangible assets	525	2,962
Employer payroll taxes on employee stock transactions	3	—
Non-GAAP gross profit	$53,519	$37,720
Gross margin	76%	70%
Non-GAAP gross margin	77%	76%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Loss from operations	$(32,979)	$(19,326)
Equity-based compensation	19,606	3,373
Amortization of acquired intangible assets	702	3,333
Employer payroll taxes on employee stock transactions	1,444	—
Secondary offering costs	918	—
Non-GAAP operating loss	$(10,309)	$(12,620)
The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$5,540	$(10,424)
Less: Purchases of property and equipment	(2,133)	(1,868)
Less: Purchases of content library	(937)	(769)
Free cash flow	$2,470	$(13,061)

Liquidity and Capital Resources
As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $764.4 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. In May 2018, Pluralsight, Inc. completed an IPO, in which it issued and sold 23,805,000 shares of Class A common stock at a price of $15.00 per share. We received net proceeds of $332.1 million, after underwriting discounts and commissions. We used the proceeds from our IPO to repay our outstanding long-term debt of $137.7 million. In March 2019, we received net proceeds of $616.7 million from the issuance of the Notes after deducting the initial purchasers' discounts and estimated issuance costs. We used $69.4 million of the proceeds to purchase the Capped Calls to reduce or offset potential dilution from the conversion of the Notes. We expect to use the remainder of the proceeds for general corporate purposes including investments in short-term marketable securities as well as the acquisition of, or investment in, complementary products technologies, solutions, or businesses, including the acquisition of GitPrime. We expect to complete the acquisition of GitPrime during the second quarter of 2019 and we expect the total purchase consideration to be approximately $170.0 million, subject to customary working capital adjustments.
We believe our existing cash, cash equivalents, and restricted cash, as well as our projected cash flows from operations, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support the expansion of sales and marketing activities, technology and content efforts, the continuing market acceptance of our platform, and future acquisitions. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
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
The following table shows cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$5,540	$(10,424)
Net cash used in investing activities	(3,070)	(2,637)
Net cash provided by financing activities	550,848	17,647
Effect of exchange rate change on cash, cash equivalents, and restricted cash	26	9
Net increase in cash, cash equivalents, and restricted cash	$553,344	$4,595
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2019 of $5.5 million was primarily due to a net loss of $33.5 million, offset by equity-based compensation of $19.6 million, a favorable change in operating assets and liabilities of $8.7 million, amortization of deferred contract acquisition costs of $5.9 million, depreciation of property and equipment of $2.1 million, amortization of debt discount and debt issuance costs of $1.5 million, amortization of acquired intangible assets of $0.7 million, and amortization of course creation costs of $0.6 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $11.4 million, an increase in the deferred revenue balance of $8.3 million, an increase in accounts payable of $1.0 million, and an increase in accrued author fees of $0.7 million, partially offset by an increase in deferred contract acquisition costs of $5.9 million, a decrease in accrued expenses of $5.0 million, and an increase in prepaid expenses and other assets of $1.9 million.
Cash used in operating activities for the three months ended March 31, 2018 of $10.4 million was primarily due to a net loss of $23.2 million, partially offset by equity-based compensation of $3.4 million, amortization of acquired intangible assets of $3.3 million, a favorable change in operating assets and liabilities of $2.3 million, depreciation of property and equipment of $2.2 million, and amortization of course creation costs of $0.4 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $6.8 million and a favorable change in the deferred revenue balance of $5.8 million, partially offset by a decrease in accrued expenses of $10.2 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2019 of $3.1 million related to purchases of property and equipment of $2.1 million and purchases of our content library of $0.9 million.

Cash used in investing activities for the three months ended March 31, 2018 of $2.6 million was primarily related to purchases of property and equipment of $1.9 million and purchases of content library and intangible assets of $0.8 million.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 of $550.8 million was due to net proceeds from the issuance of the Notes of $617.7 million and proceeds from the issuance of common stock from employee equity plans of $2.6 million, partially offset by the purchase of the Capped Calls of $69.4 million.
Cash provided by financing activities for the three months ended March 31, 2018 of $17.6 million was due to borrowings of long-term debt of $20.0 million, partially offset by payments of deferred offering costs of $1.9 million, and payments of debt issuance costs of $0.5 million.
Commitments and Contractual Obligations
In March 2019, we offered and issued $633.5 million aggregate principal amount of 0.375% Notes due in 2024 in a private placement to qualified institutional buyers exempt from registration under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the Notes of $616.7 million after deducting the initial purchasers’ discounts and estimated issuance costs. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. To mitigate potential dilution resulting from the issuance of the Notes, we entered into the Capped Calls at the cost of $69.4 million.
On April 30, 2019, we entered into a definitive merger agreement to acquire of GitPrime in exchange for cash consideration that is expected to be approximately $170.0 million, subject to customary working capital adjustments. The acquisition is expected to close during the second quarter of 2019.
Outside of the Notes, the merger agreement with GitPrime, and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K. Refer to "Note 8—Convertible Senior Notes and Other Long-Term Debt" and "Note 9—Commitments and Contingencies" of our unaudited condensed consolidating financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.
Off-Balance Sheet Arrangements
Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company's significant accounting policies are discussed in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in our Annual Report on Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2019, except as noted in "Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Singapore Dollar, Canadian Dollar, and Indian Rupee. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international contracts are mostly denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, we plan to begin denominating certain of our international contracts in local currencies, and over time, an increasing portion of our international contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for any of the periods presented.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2019, we had cash, cash equivalents, and restricted cash of $764.4 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
In March 2019, we offered and issued $633.5 million aggregate principal amount of Notes. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 21, 2019. The following risk factors, related to the issuance of our Notes in March 2019, supplement and should be read in conjunction with those addressed in our Annual Report on Form 10-K.
Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt, or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
We may not have the ability to raise the funds necessary to make periodic interest payments, pay the principal amount at maturity, settle conversions of the Notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. Our ability to meet our obligations to holders of the Notes will depend on the earnings and cash flows of Pluralsight Holdings. However, if Pluralsight Holdings does not provide cash to us to meet our obligations under the Notes, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make payments with respect to notes at maturity, upon surrender for repurchase or upon conversion. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at maturity may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes or at maturity as required by such indenture would constitute a default under such indenture. A default under the indenture or upon a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount, and the effect of the conversion on diluted earnings per share is not antidilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us to repurchase the Notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The capped call transactions may affect the value of the Notes and our Class A common stock.
In connection with the capped call transactions, the counterparties, or their respective affiliates, may purchase shares of our Class A common stock, and/or enter into or modify various derivative transactions with respect to our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or prevent an increase or a decrease in the market price of our Class A common stock or the Notes.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transaction becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.
We have broad discretion to use the net proceeds from the Notes, which we may not use effectively.
In connection with the Notes, we entered into capped call transactions with certain financial institutions and we used a portion of the net proceeds to pay the cost of the capped call transactions. We provided the remainder of the net proceeds from the Notes to Pluralsight Holdings to be used for working capital and other general corporate purposes, as well as the acquisition of, or investment in, complementary products, technologies, solutions, or businesses. The net proceeds from that offering may be invested with a view towards long-term benefits for our stockholders and this may not increase our results of operations or market value. The failure by our management to apply those funds effectively may adversely affect our operations or business prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Convertible Senior Notes

In March 2019, we completed our private placement of $633.5 million aggregate principal of Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase up to an additional $83.5 million principal amount of Notes. The Notes are our senior unsecured obligations. The Notes were issued pursuant to an Indenture, dated March 11, 2019, between us and U.S. Bank National Association as trustee.

We received net proceeds of $616.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $69.4 million of the net proceeds to pay the cost of the capped call transactions related thereto. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business, including the acquisition of GitPrime. We expect to pay total cash consideration of approximately $170.0 million for the acquisition of GitPrime, which is expected to close during the second quarter of 2019.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of Pluralsight, Inc.	S-1	333-230057	3.3	3/4/2019
4.1	Indenture, dated March 11, 2019, between Pluralsight, Inc. and U.S. Bank National Association	8-K	001-38498	4.1	3/11/2019
4.2	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.1)	8-K	001-38498	4.1	3/11/2019
10.1	Purchase Agreement, dated March 6, 2019, by and among Pluralsight, Inc., Pluralsight Holdings, LLC and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto	8-K	001-38498	10.1	3/7/2019
10.2	Form of Capped Call Confirmation					X
10.3	Agreement and Plan of Merger, dated April 30, 2019 by and among Pluralsight, Inc., Sundance Merger Sub, Inc., Gitprime, Inc. and Fortis Advisors LLC as Securityholder Representative	8-K	001-38498	2.1	5/1/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
May 1, 2019		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
May 1, 2019		James Budge Chief Financial Officer