Form 10-K/A
period 2018-12-31
Pluralsight, Inc.
filed 2019-06-27
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(801) 784-9007
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Class A Common Stock, $0.0001 par value per share	PS	Nasdaq Global Select Market

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
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement are incorporated by reference into Part III of this Form 10-K/A where indicated. Such 2019 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K/A relates.

PLURALSIGHT, INC.

EXPLANATORY NOTE

Pluralsight, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission, or SEC, on February 21, 2019, the Original Filing, to restate its consolidated financial statements for the year ended December 31, 2018. Consequently, the previously filed audited financial statements for the fiscal year ended December 31, 2018 should no longer be relied upon.
Effects of Restatement
As previously disclosed in a Current Report on Form 8-K filed with the SEC on June 17, 2019, the  Board of Directors of Pluralsight, Inc., or Board, in consultation with the Audit Committee of the Board, reached a determination that the Company's consolidated financial statements and related disclosures for the year ended December 31, 2018, and the condensed consolidated financial statements for each of the quarterly and year-to-date periods ended June 30 and September 30, 2018 included in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018, or the Relevant Periods, contained a material error related to non-cash equity-based compensation resulting in an understatement of the net loss. As a result, the consolidated financial statements for the Relevant Periods are being restated. The unaudited quarterly data for three months ended December 31, 2018 previously included in the Original Filing will also be restated. This error also existed in the financial statements for the quarter ended March 31, 2019, however, the Company has concluded that the impact of the error on the unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 is not material and as such, those interim condensed consolidated financial statements will be revised in future filings.

This error in non-cash equity-based compensation related to the incorrect timing of recognition of expense for certain restricted stock units, or RSUs, that have a graded-vesting schedule and include both a service condition and a performance condition. The performance condition became probable upon completion of the Company's initial public offering in May 2018. The expense for these RSUs was initially recognized on a straight-line attribution basis. However, management subsequently determined that the non-cash equity-based compensation expense for such RSUs should have been recognized on a tranche-by-tranche basis, also referred to as the accelerated attribution method, because the RSUs have a graded-vesting schedule and contain a performance condition. The impact of correcting the attribution shifts more of the expense for these awards to earlier reporting periods.
Internal Control Considerations
In connection with the identification of the error that resulted in the restatement, we identified a material weakness in our internal control over financial reporting, and as such, our disclosure controls and procedures were determined to be ineffective for the quarters ended June 30, 2018, September 30, 2018 and March 31, 2019 and for the year ended December 31, 2018.
Items Amended in this Amendment
The following sections in the Original Filing are revised in this Form 10-K/A, solely as a result of, and to reflect, the restatement:

•	Part I - Item 1A. Risk Factors.

•	Part II - Item 6. Selected Financial Data.

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II - Item 8. Consolidated Financial Statements and Supplementary Data.

•	Part II - Item 9A. Controls and Procedures.

•	Part IV - Item 15. Exhibits, Financial Statement Schedules.
Part II, Item 8 has also been revised to restate the consolidated financial statements for the year ended December 31, 2018. In addition, Note 18 (unaudited) of Part II, Item 8 has been added to include the unaudited quarterly information for the quarterly periods in 2017 and 2018 and to include detailed information on the restated unaudited interim condensed consolidated financial information for each of the quarter and year-to-date periods ended June 30, September 30 and December 31, 2018, where applicable.

Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Filing has been amended to include the currently dated certifications of the principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

For the convenience of the reader, this Amendment sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K/A, unless expressly indicated or the context otherwise requires, references to “Pluralsight,” “we,” “us,” “our,” “the Company,” and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC, or Pluralsight Holdings.
This Annual Report on Form 10-K/A, including the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K/A include, but are not limited to, statements about:

•	the effects of the restatement of our consolidated financial statements and our ability to remediate the related material weakness;

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, cash (used in) provided by operating activities, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets; and

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K/A.
You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. There are important factors that could cause our actual results, events, or circumstances to differ materially from the results, events, or circumstances expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. You should specifically consider the numerous risks outlined in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K/A.
The forward-looking statements made in this Annual Report on Form 10-K/A relate only to events as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K/A to reflect events or circumstances after the date of this Annual Report on Form 10-K/A or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
We have achieved significant growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our billings totaled $293.6 million, $205.8 million, and $149.2 million, representing year-over-year growth of 43%, 38%, and 15%, respectively. Our billings from business customers for the same periods were $248.2 million, $163.0 million, and $104.9 million, respectively, representing year-over-year growth of 52%, 55%, and 25%. Our net loss for the years ended December 31, 2018, 2017, and 2016, was $146.8 million (restated), $96.5 million, and $20.6 million, respectively, which reflects our substantial investments in the future growth of our business.
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

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated financial statements. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information about the Reorganization Transactions completed as part of the IPO.
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
The contents of any website referred to in this Annual Report on Form 10-K/A are not intended to be incorporated into this Annual Report on Form 10-K/A or in any other report or document we file.

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
Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, on December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States. The Tax Act significantly revises U.S. federal income tax law, including by lowering the corporate income tax rate to 21%, limiting the deductibility of interest expense, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries. We have reflected the impact of the Tax Act in our financial statements in accordance with our understanding of the Tax Act and guidance available as of the date of this Annual Report on Form 10-K/A. Although the impact of the Tax Act was not material on our consolidated financial statements, many consequences of the Tax Act, including whether and how state, local, and foreign jurisdictions will react to such changes are not entirely clear at this time and the U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance that may significantly impact how the Tax Act will apply to us. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
The restatement of our previously issued financial statements has been time-consuming and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and in Note 3 and Note 18 (unaudited) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, we are restating our previously issued financial statements for (i) the year ended December 31, 2018 and (ii) the quarterly and year-to-date periods ended June 30 and September 30, 2018. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows. We are taking a number of steps, including enhancing controls surrounding equity-based compensation awards, in order to strengthen our accounting and compliance functions and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of the material weakness in our internal control over financial reporting.
We could also be subject to regulatory, stockholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention. If we do not prevail in any such possible proceeding, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations and cash flow.
We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company, and, as a result, the value of our Class A common stock.
As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified a material weakness in internal control over financial reporting in connection with the issuance of non-standard share-based payment awards. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented to detected on a timely basis.
We have developed a remediation plan, which includes adding and enhancing controls surrounding the accounting treatment for grants of non-standard share-based payment awards. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may be required to pay additional interest under our convertible notes, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, which will be required for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. If we identify one or more new material weaknesses or are unable to timely remediate our existing material weakness, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. Additionally, our management’s attention has been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the remediation of the material weakness in our internal controls.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, we have identified a material weakness in our internal control over financial reporting related to the establishment of accounting policies for non-standard equity-based compensation awards. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, any difficulties encountered in their implementation or improvement, or any failure to remediate our material weakness, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
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
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data.
The following tables present the selected historical consolidated financial information and other data for Pluralsight, Inc. and its consolidated subsidiaries. Pluralsight Holdings is our predecessor, for financial reporting purposes, and its consolidated financial statements are our consolidated financial statements. The following selected consolidated financial data for Pluralsight, Inc. and its consolidated subsidiaries should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018 and 2017, are derived from the audited consolidated financial statements and related notes of Pluralsight, Inc. included elsewhere in this Annual Report on Form 10-K/A. The selected consolidated statement of operations data for the year ended December 31, 2015, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from the consolidated financial statements that are not included in this Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of our future results.
The consolidated financial statements as of and for the year ended December 31, 2018 have been restated. See Note 3 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2018	2017	2016	2015
	(Restated)

	(in thousands, except per share amounts)
Revenue	$232,029	$166,824	$131,841	$108,422
Cost of revenue(1)(2)	62,615	49,828	40,161	33,245
Gross profit	169,414	116,996	91,680	75,177
Operating expenses(1)(2):
Sales and marketing	158,409	103,478	51,234	44,872
Technology and content	69,289	49,293	36,159	33,146
General and administrative	78,418	46,971	18,130	15,916
Total operating expenses	306,116	199,742	105,523	93,934
Loss from operations	(136,702)	(82,746)	(13,843)	(18,757)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)	(7,399)
Loss on debt extinguishment	(4,085)	(1,882)	—	—
Other income (expense), net	1,504	81	45	(18)
Loss before income taxes	(146,109)	(96,212)	(20,118)	(26,174)
Provision for income taxes	(664)	(324)	(494)	(186)
Net loss	$(146,773)	$(96,536)	$(20,612)	$(26,360)
Less: Net loss attributable to non-controlling interests	(49,660)	—	—	—
Net loss attributable to Pluralsight, Inc.	$(97,113)	$(96,536)	$(20,612)	$(26,360)
Less: Accretion of Series A redeemable convertible preferred units	(176,275)	(63,800)	(6,325)	(55,300)
Net loss attributable to common shares	$(273,388)	$(160,336)	$(26,937)	$(81,660)
Net loss per share, basic and diluted(3)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(3)	62,840

______________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015
	(Restated)

	(in thousands)
Cost of revenue	$205	$20	$20	$39
Sales and marketing	19,096	2,624	1,462	1,896
Technology and content	12,038	1,966	2,050	2,203
General and administrative	41,153	17,171	2,206	865
Total equity-based compensation	$72,492	$21,781	$5,738	$5,003

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$7,586	$7,008	$6,565	$6,555
Sales and marketing	389	721	643	1,077
Technology and content	706	706	706	611
General and administrative	—	91	120	130
Total amortization of acquired intangible assets	$8,681	$8,526	$8,034	$8,373

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
	(Restated)

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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2018	2017	2016	2015

	(dollars in thousands)
Gross profit, as restated (2018)	$169,414	$116,996	$91,680	$75,177
Equity-based compensation, as restated (2018)	205	20	20	39
Amortization of acquired intangible assets	7,586	7,008	6,565	6,555
Employer payroll taxes on employee stock transactions	16	—	—	—
Non-GAAP gross profit	$177,221	$124,024	$98,265	$81,771
Gross margin	73%	70%	70%	69%
Non-GAAP gross margin	76%	74%	75%	75%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Loss from operations, as restated (2018)	$(136,702)	$(82,746)	$(13,843)	$(18,757)
Equity-based compensation, as restated (2018)	72,492	21,781	5,738	5,003
Amortization of acquired intangible assets	8,681	8,526	8,034	8,373
Employer payroll taxes on employee stock transactions	1,180	—	—	—
Non-GAAP operating loss	$(54,349)	$(52,439)	$(71)	$(5,381)

The following table provides a reconciliation of net cash (used in) provided by operating activities to free cash flow:

	Year Ended December 31,
	2018	2017	2016	2015

	(in thousands)
Net cash (used in) provided by operating activities	$(5,896)	$(12,139)	$4,468	$11,942
Less: purchases of property and equipment	(8,796)	(5,951)	(10,142)	(7,954)
Less: purchases of content library	(3,340)	(2,382)	(2,253)	(2,289)
Free cash flow	$(18,032)	$(20,472)	$(7,927)	$1,699

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A.
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
We have achieved significant growth in recent periods. For the years ended December 31, 2018, 2017, and 2016, our billings totaled $293.6 million, $205.8 million, and $149.2 million, representing year-over-year growth of 43%, 38%, and 15%, respectively. Our billings from business customers for the same periods were $248.2 million, $163.0 million, and $104.9 million, respectively, representing year-over-year growth of 52%, 55%, and 25%, respectively. Our net loss for the years ended December 31, 2018, 2017, and 2016, was $146.8 million (restated), $96.5 million, and $20.6 million, respectively, which reflects our substantial investments in the future growth of our business.
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

Restatement
Amounts and percentages contained within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated, where applicable, to reflect the effects of the restatement described in Note 3 and Note 18 (unaudited) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(Restated)

	(in thousands)
Revenue	$232,029	$166,824	$131,841
Cost of revenue(1)(2)	62,615	49,828	40,161
Gross profit	169,414	116,996	91,680
Operating expenses(1)(2):
Sales and marketing	158,409	103,478	51,234
Technology and content	69,289	49,293	36,159
General and administrative	78,418	46,971	18,130
Total operating expenses	306,116	199,742	105,523
Loss from operations	(136,702)	(82,746)	(13,843)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)
Loss on debt extinguishment	(4,085)	(1,882)	—
Other income, net	1,504	81	45
Loss before income taxes	(146,109)	(96,212)	(20,118)
Provision for income taxes	(664)	(324)	(494)
Net loss	$(146,773)	$(96,536)	$(20,612)
________________________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(Restated)

	(in thousands)
Cost of revenue	$205	$20	$20
Sales and marketing	19,096	2,624	1,462
Technology and content	12,038	1,966	2,050
General and administrative	41,153	17,171	2,206
Total equity-based compensation	$72,492	$21,781	$5,738

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Cost of revenue	$7,586	$7,008	$6,565
Sales and marketing	389	721	643
Technology and content	706	706	706
General and administrative	—	91	120
Total amortization of acquired intangible assets	$8,681	$8,526	$8,034

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Revenue	100%	100%	100%
Cost of revenue	27	30	30
Gross profit	73	70	70
Operating expenses:
Sales and marketing	68	62	39
Technology and content	30	30	27
General and administrative	34	28	14
Total operating expenses	132	120	80
Loss from operations	(59)	(50)	(10)
Other (expense) income:
Interest expense	(3)	(7)	(5)
Loss on debt extinguishment	(2)	(1)	—
Other income, net	1	—	—
Loss before income taxes	(63)	(58)	(15)
Provision for income taxes	—	—	—
Net loss	(63)%	(58)%	(15)%
Comparison of the Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Revenue	$232,029	$166,824	$65,205	39%
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
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Restated)

	(dollars in thousands)
Cost of revenue	$62,615	$49,828	$12,787	26%
Gross profit	169,414	116,996	52,418	45%
Cost of revenue was $62.6 million for the year ended December 31, 2018, compared to $49.8 million for the year ended December 31, 2017, an increase of $12.8 million, or 26%. The increase in cost of revenue was primarily due to an increase of $7.6 million in author fees, consistent with our revenue growth, an increase of $1.3 million in depreciation of capitalized software development costs primarily due to an increase in amounts capitalized for internal-use software related to features added to our platform, an increase of $1.1 million in amortization of acquired intangible assets and course creation costs and an increase of $1.1 million in hosting and delivery fees to accommodate our growing customer base.
Gross profit was $169.4 million for the year ended December 31, 2018, compared to $117.0 million for the year ended December 31, 2017, an increase of $52.4 million, or 45%. The increase in gross profit was the result of the increase in our revenue during the year ended December 31, 2018. Gross margin increased from 70% for the year ended December 31, 2017 to 73% for the year ended December 31, 2018 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Restated)

	(dollars in thousands)
Sales and marketing	$158,409	$103,478	$54,931	53%
Technology and content	69,289	49,293	19,996	41%
General and administrative	78,418	46,971	31,447	67%
Total operating expenses	$306,116	$199,742	$106,374	53%
Sales and Marketing
Sales and marketing expenses were $158.4 million for the year ended December 31, 2018, compared to $103.5 million for the year ended December 31, 2017, an increase of $54.9 million, or 53%. The increase was primarily due to an increase of $49.9 million in employee compensation costs, including an increase in equity-based compensation expense of $16.5 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $3.9 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain restricted stock units, or RSUs, was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $5.2 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $2.7 million due to additional travel expenses primarily driven by our additional headcount. These increases were partially offset by a decrease of $3.0 million in marketing and event costs, as a result of optimizing our digital marketing expenditures to more efficient channels.

Technology and Content
Technology and content expenses were $69.3 million for the year ended December 31, 2018, compared to $49.3 million for the year ended December 31, 2017, an increase of $20.0 million, or 41%. The increase was primarily due to an increase of $19.6 million in employee compensation costs, including an increase in equity-based compensation expense of $10.1 million, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $2.4 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $1.7 million related to allocated overhead costs primarily driven by our headcount growth. These increases were offset by an increase of $1.6 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $78.4 million for the year ended December 31, 2018, compared to $47.0 million for the year ended December 31, 2017, an increase of $31.4 million, or 67%. The increase was primarily due to an increase of $27.0 million in employee compensation costs, including $24.0 million in equity-based compensation expense, as we added headcount to support our growth. Of the increase in equity-based compensation expense, approximately $10.7 million was related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs was satisfied by the expiration of the lock-up period following the IPO. In addition, there was an increase of $2.6 million related to allocated overhead costs primarily driven by our headcount growth and an increase of $1.5 million for professional services primarily driven by the additional costs of operating as a public company.
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

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.
Amounts and percentages contained within this Quarterly Results of Operations have been updated, where applicable, to reflect the effects of the restatement described in Note 3 and Note 18 (unaudited) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
						(Restated)	(Restated)	(Restated)

	(in thousands, except per share amounts)
Revenue	$37,239	$38,891	$43,286	$47,408	$49,644	$53,572	$61,553	$67,260
Cost of revenue(1)(2)	11,209	11,887	12,582	14,150	14,886	15,933	15,347	16,449
Gross profit	26,030	27,004	30,704	33,258	34,758	37,639	46,206	50,811
Operating expenses(1)(2):
Sales and marketing	17,826	23,018	29,410	33,224	29,467	41,857	42,632	44,453
Technology and content	10,205	11,326	12,448	15,314	13,325	18,396	18,137	19,431
General and administrative	6,267	9,412	19,094	12,198	11,292	26,002	19,818	21,306
Total operating expenses	34,298	43,756	60,952	60,736	54,084	86,255	80,587	85,190
Loss from operations	(8,268)	(16,752)	(30,248)	(27,478)	(19,326)	(48,616)	(34,381)	(34,379)
Other (expense) income:
Interest expense	(1,527)	(3,597)	(3,252)	(3,289)	(3,710)	(2,424)	(342)	(350)
Loss on debt extinguishment	—	(1,882)	—	—	—	(4,085)	—	—
Other income (expense), net	48	21	55	(43)	(13)	48	654	815
Loss before income taxes	(9,747)	(22,210)	(33,445)	(30,810)	(23,049)	(55,077)	(34,069)	(33,914)
Provision for income taxes	(58)	(68)	(90)	(108)	(109)	(143)	(254)	(158)
Net loss	$(9,805)	$(22,278)	$(33,535)	$(30,918)	$(23,158)	$(55,220)	$(34,323)	$(34,072)
Net loss per share, basic and diluted(3)						$(0.20)	$(0.26)	$(0.26)
________________________

(1)	Includes equity-based compensation expense as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
						(Restated)	(Restated)	(Restated)

	(in thousands)
Cost of revenue	$5	$5	$5	$5	$—	$89	$56	$60
Sales and marketing	664	715	631	614	539	7,356	5,612	5,589
Technology and content	464	526	499	477	381	4,571	3,700	3,386
General and administrative	579	3,133	11,762	1,697	2,453	16,963	11,262	10,475
Total equity-based compensation	$1,712	$4,379	$12,897	$2,793	$3,373	$28,979	$20,630	$19,510

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018

	(in thousands)
Cost of revenue	$1,642	$1,642	$1,642	$2,082	$2,962	$2,961	$880	$783
Sales and marketing	161	161	161	238	195	194	—	—
Technology and content	176	176	176	178	176	177	176	177
General and administrative	27	27	27	10	—	—	—	—
Total amortization of acquired intangible assets	$2,006	$2,006	$2,006	$2,508	$3,333	$3,332	$1,056	$960
(3) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for only the periods following the Reorganization Transactions and Pluralsight, Inc.'s IPO described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
						(Restated)	(Restated)	(Restated)

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	30	31	29	30	30	30	25	24
Gross profit	70	69	71	70	70	70	75	76
Operating expenses:
Sales and marketing	48	59	68	70	59	78	69	66
Technology and content	27	29	29	32	27	34	29	29
General and administrative	17	24	44	26	23	49	32	32
Total operating expenses	92	112	141	128	109	161	130	127
Loss from operations	(22)	(43)	(70)	(58)	(39)	(91)	(55)	(51)
Other (expense) income:
Interest expense	(4)	(9)	(8)	(7)	(7)	(5)	(1)	(1)
Loss on debt extinguishment	—	(5)	—	—	—	(8)	—	—
Other (expense) income, net	—	—	—	—	—	—	1	1
Loss before income taxes	(26)	(57)	(78)	(65)	(46)	(104)	(55)	(51)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	(26)%	(57)%	(78)%	(65)%	(46)%	(104)%	(55)%	(51)%
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
	(Restated)

	(in thousands)
Net cash (used in) provided by operating activities	$(5,896)	$(12,139)	$4,468
Net cash used in investing activities	(12,136)	(8,333)	(13,044)
Net cash provided by financing activities	200,789	29,498	19,621
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	54	(37)
Net increase in cash, cash equivalents, and restricted cash	$182,594	$9,080	$11,008
Operating Activities
Cash used in operating activities for the year ended December 31, 2018 of $5.9 million was primarily due to a net loss of $146.8 million (restated), partially offset by equity-based compensation of $72.5 million (restated), a favorable change in operating assets and liabilities of $43.4 million, amortization of acquired intangible assets of $8.7 million, depreciation of property and equipment of $8.3 million, debt extinguishment costs of $4.2 million, amortization of course creation costs of $2.0 million, and amortization of debt discount and debt issuance costs of $1.2 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $61.6 million and an increase in accrued expenses of $8.0 million, partially offset by an increase in accounts receivable of $26.2 million.
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
Equity-Based Compensation
We incur equity-based compensation expense primarily from incentive units, RSUs, stock options, and purchase rights issued under the Employee Stock Purchase Plan, or ESPP. Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. For awards subject to both service and performance conditions, we record expense when the performance condition becomes probable. Expense is recognized using the accelerated attribution method (on a tranche-by-tranche basis) for awards with a graded vesting schedule that are subject to both service and performance conditions. We record forfeitures related to equity-based compensation for our awards based on actual forfeitures as they occur.
The grant date fair value of RSUs is determined using the market closing price of our Class A common stock on the date of grant. RSUs granted prior to the IPO vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied by the IPO, following the expiration of the lock-up period, which occurred in November 2018. Awards granted subsequent to the IPO are not subject to the liquidity condition. Prior to the IPO, we had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, we recorded a cumulative adjustment to equity-based compensation expense totaling $17.1 million. The remaining unrecognized equity-based compensation expense related to RSUs granted prior to the IPO will be recognized over the remaining requisite service period, using the accelerated attribution method. RSUs granted subsequent to the IPO subject to service conditions only will be recognized over the remaining requisite service period, using the straight-line method.
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
Recent Accounting Pronouncements
See Note 2 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.

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

Item. 8 Consolidated Financial Statements and Supplementary Data

PLURALSIGHT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets	74
Consolidated Statements of Operations	75
Consolidated Statements of Comprehensive Loss	76
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity	77
Consolidated Statements of Cash Flows	79
Notes to Consolidated Financial Statements	81

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pluralsight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pluralsight, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statements
As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2018 financial statements to correct an error.
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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 21, 2019, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements, as to which the date is June 27, 2019

We have served as the Company’s auditor since 2014.

PLURALSIGHT, INC.
Consolidated Balance Sheets
(in thousands, except share/unit and per share amounts)

	December 31,
	2018	2017
	(Restated)

Assets
Current assets:
Cash and cash equivalents	$194,306	$28,267
Accounts receivable, net of allowances of $2,501 and $1,552 as of December 31, 2018 and 2017, respectively	63,436	38,229
Prepaid expenses and other current assets	8,323	5,125
Total current assets	266,065	71,621
Property and equipment, net	31,641	22,457
Content library, net	7,050	13,441
Intangible assets, net	1,759	2,854
Goodwill	123,119	123,119
Restricted cash	16,765	210
Other assets	1,064	2,718
Total assets	$447,463	$236,420
Liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ deficit
Current liabilities:
Accounts payable	$7,160	$6,029
Accrued expenses	32,047	26,514
Accrued author fees	10,002	7,879
Deferred revenue	157,695	103,107
Total current liabilities	206,904	143,529
Deferred revenue, net of current portion	14,886	8,194
Long-term debt, less current portion, net	—	116,037
Facility financing obligation	15,777	7,513
Other liabilities	1,303	458
Total liabilities	238,870	275,731
Commitments and contingencies (Note 9)
Redeemable convertible preferred units:
Redeemable convertible preferred units, no par value; 48,447,880 units authorized, issued and outstanding as of December 31, 2017	—	405,766
Stockholders’ equity/members’ deficit:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 65,191,907 shares issued and outstanding as of December 31, 2018; 1,000 shares authorized, issued and outstanding as of December 31, 2017	7	—
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 57,490,881 shares issued and outstanding as of December 31, 2018	6	—
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,586,173 shares issued and outstanding as of December 31, 2018	1	—
Additional paid-in capital	456,899	—
Accumulated other comprehensive (loss) income	(41)	25
Accumulated deficit	(355,446)	(445,102)
Total stockholders’ equity attributable to Pluralsight, Inc./members’ deficit	101,426	(445,077)
Non-controlling interests	107,167	—
Total stockholders’ equity/members’ deficit	208,593	(445,077)
Total liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ deficit	$447,463	$236,420

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Revenue	$232,029	$166,824	$131,841
Cost of revenue	62,615	49,828	40,161
Gross profit	169,414	116,996	91,680
Operating expenses:
Sales and marketing	158,409	103,478	51,234
Technology and content	69,289	49,293	36,159
General and administrative	78,418	46,971	18,130
Total operating expenses	306,116	199,742	105,523
Loss from operations	(136,702)	(82,746)	(13,843)
Other (expense) income:
Interest expense	(6,826)	(11,665)	(6,320)
Loss on debt extinguishment	(4,085)	(1,882)	—
Other income, net	1,504	81	45
Loss before income taxes	(146,109)	(96,212)	(20,118)
Provision for income taxes	(664)	(324)	(494)
Net loss	$(146,773)	$(96,536)	$(20,612)
Less: Net loss attributable to non-controlling interests	(49,660)	—	—
Net loss attributable to Pluralsight, Inc.	$(97,113)	$(96,536)	$(20,612)
Less: Accretion of Series A redeemable convertible preferred units	(176,275)	(63,800)	(6,325)
Net loss attributable to common shares	$(273,388)	$(160,336)	$(26,937)
Net loss per share, basic and diluted(1)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,840
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

PLURALSIGHT, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Net loss	$(146,773)	$(96,536)	$(20,612)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(112)	33	(7)
Comprehensive loss	$(146,885)	$(96,503)	$(20,619)
Less: Comprehensive loss attributable to non-controlling interests	(49,710)	—	—
Comprehensive loss attributable to Pluralsight, Inc.	$(97,175)	$(96,503)	$(20,619)
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

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	582,030	—	—	—	582,041
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Effect of exchanges of LLC Units	—	—	—	—	1,107,448	—	(1,071,448)	—	(36,000)	—	1,723	—	—	(1,723)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	836,365	1	—	—	—	—	12,537	—	—	—	12,538
Vesting of restricted stock units	—	—	—	—	608,488	—	—	—	423,862	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	267,918	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	61,418	—	—	—	—	—	840	—	—	—	840
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(4,460)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	50,673	—	—	—	50,673
Adjustments to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(24,371)	—	—	24,371	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(50)	(94)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(45,330)	(49,660)	(94,990)
Balance at December 31, 2018, as restated	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Operating activities
Net loss	$(146,773)	$(96,536)	$(20,612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	8,318	6,675	4,274
Amortization of acquired intangible assets	8,681	8,526	8,034
Amortization of course creation costs	1,993	1,462	1,337
Equity-based compensation	72,492	21,781	5,738
Provision for doubtful accounts	675	479	89
Amortization of debt discount and debt issuance costs	1,215	1,847	469
Debt extinguishment costs	4,197	931	6
Deferred tax benefit	(252)	(83)	—
Other	161	63	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(26,156)	(16,123)	(12,862)
Prepaid expenses and other assets	(3,482)	(2,796)	(701)
Accounts payable	1,385	2,561	677
Accrued expenses and other liabilities	7,973	17,960	1,290
Accrued author fees	2,123	2,131	894
Deferred revenue	61,554	38,983	17,390
Related party note payable	—	—	(1,555)
Net cash (used in) provided by operating activities	(5,896)	(12,139)	4,468
Investing activities
Purchases of property and equipment	(8,796)	(5,951)	(10,142)
Purchases of content library	(3,340)	(2,382)	(2,253)
Purchases of business, net of cash acquired	—	—	(649)
Net cash used in investing activities	(12,136)	(8,333)	(13,044)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	—
Payments of costs related to initial public offering	(7,083)	(307)	—
Taxes paid related to net share settlement of equity awards	(16,905)	—	—
Proceeds from issuance of common stock from employee equity plans	13,378	—	—
Borrowings of long-term debt	20,000	115,000	—
Repayments of long-term debt	(137,710)	(85,000)	(8,125)
Payments of debt extinguishment costs	(2,179)	—	—
Payments of debt issuance costs	(450)	(854)	(136)
Payments to settle equity appreciation rights	(325)	—	—
Proceeds from the issuance of Series C redeemable convertible preferred units, net of issuance costs	—	—	30,347
Proceeds from the issuance of common units, net of issuance costs	—	4,399	1,986
Redemption of incentive units	—	(3,724)	(1,876)
Repayments of related-party note payable	—	—	(4,782)
Deemed landlord financing proceeds	—	—	2,213
Other	(17)	(16)	(6)
Net cash provided by financing activities	200,789	29,498	19,621
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	54	(37)
Net increase in cash, cash equivalents, and restricted cash	182,594	9,080	11,008
Cash, cash equivalents, and restricted cash, beginning of period	28,477	19,397	8,389
Cash, cash equivalents, and restricted cash, end of period	$211,071	$28,477	$19,397
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Supplemental cash flow disclosure:
Cash paid for interest	$4,271	$6,858	$5,506
Cash paid for income taxes, net	$452	$425	$462
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred units	$582,041	$—	$—
Redeemable convertible preferred unit accretion	$176,275	$63,800	$6,325
Property acquired under build-to-suit lease agreements	$8,281	$—	$—
Issuance of warrants to purchase shares of Class A common stock	$984	$—	$—
Unpaid capital expenditures	$519	$555	$20
Equity-based compensation capitalized as internal-use software	$459	$—	$—
Offering costs, accrued but not yet paid	$—	$1,699	$—
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$194,306	$28,267	$19,397
Restricted cash	16,765	210	—
Total cash, cash equivalents, and restricted cash	$211,071	$28,477	$19,397

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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The amended and restated limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of LLC Units. See Note 10—Stockholders’ Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 10—Stockholders’ Equity for additional details.

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
Equity-Based Compensation
The Company incurs equity-based compensation expense primarily from restricted stock units (“RSUs”), stock options, purchase rights issued under the Employee Stock Purchase Plan (“ESPP”), and unvested LLC Units of Pluralsight Holdings. Equity awards to employees are measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. For awards subject to service conditions only, the fair value of the award on the grant date is expensed on a straight-line basis over the requisite service period of the award. For awards subject to both service and performance conditions, the Company records expense when the performance condition becomes probable. Expense is recognized using the accelerated attribution method (on a tranche-by-tranche basis) for awards with a graded vesting schedule that are subject to both service and performance conditions. The Company records forfeitures related to equity-based compensation for its awards based on actual forfeitures as they occur.
The grant date fair value of RSUs is determined using the market closing price of Pluralsight, Inc.’s Class A common stock on the date of grant. RSUs granted prior to the IPO vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied by the IPO, following the expiration of the lock-up period, which occurred in November 2018. Awards granted subsequent to the IPO are not subject to the liquidity condition. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $17.1 million (restated). The remaining unrecognized equity-based compensation expense related to RSUs granted prior to the IPO will be recognized over the remaining requisite service period, using the accelerated attribution method. RSUs granted subsequent to the IPO subject to service conditions only will be recognized over the remaining requisite service period, using the straight-line method.
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

Note 3. Restatement of Consolidated Financial Statements
The Company’s consolidated financial statements as of and for the year ended December 31, 2018, along with the accompanying footnotes, have been restated herein to correct a material error. The Board of Directors of Pluralsight, Inc., in consultation with the Audit Committee of the Board, reached a determination on June 13, 2019 that the Company's consolidated financial statements and related disclosures as of and for the year ended December 31, 2018, contained an error in recognizing non-cash equity-based compensation resulting in an understatement of net loss.
This non-cash equity-based compensation error related to the incorrect timing of recognition of expense for certain RSUs, which expense was initially recognized on a straight-line attribution basis. Upon further review, management determined that the non-cash equity-based compensation expense for such RSUs should have been recognized on a tranche-by-tranche basis ("accelerated attribution method") because the RSUs have a graded-vesting schedule and contain a performance condition. The impact of correcting the attribution shifts the non-cash equity-based compensation expense to earlier reporting periods, while the total cumulative expense expected to be recognized over the service period will remain the same.
The following tables present the effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2018, and the consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit and stockholders’ equity, and cash flows for the year ended December 31, 2018:

Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	December 31, 2018
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$194,306	$—	$194,306
Accounts receivable, net of allowances of $2,501 as of December 31, 2018	63,436	—	63,436
Prepaid expenses and other current assets	8,323	—	8,323
Total current assets	266,065	—	266,065
Property and equipment, net	31,641	—	31,641
Content library, net	7,050	—	7,050
Intangible assets, net	1,759	—	1,759
Goodwill	123,119	—	123,119
Restricted cash	16,765	—	16,765
Other assets	1,064	—	1,064
Total assets	$447,463	$—	$447,463
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,160	$—	$7,160
Accrued expenses	32,047	—	32,047
Accrued author fees	10,002	—	10,002
Deferred revenue	157,695	—	157,695
Total current liabilities	206,904	—	206,904
Deferred revenue, net of current portion	14,886	—	14,886
Facility financing obligation	15,777	—	15,777
Other liabilities	1,303	—	1,303
Total liabilities	238,870	—	238,870
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018	—	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 65,191,907 shares issued and outstanding as of December 31, 2018	7	—	7
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 57,490,881 shares issued and outstanding as of December 31, 2018	6	—	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,586,173 shares issued and outstanding as of December 31, 2018	1	—	1
Additional paid-in capital	452,576	4,323	456,899
Accumulated other comprehensive loss	(41)	—	(41)
Accumulated deficit	(351,123)	(4,323)	(355,446)
Total stockholders’ equity attributable to Pluralsight, Inc.	101,426	—	101,426
Non-controlling interests	107,167	—	107,167
Total stockholders’ equity	208,593	—	208,593
Total liabilities and stockholders’ equity	$447,463	$—	$447,463

Consolidated Statement of Operations
(in thousands, except per share amounts)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Revenue	$232,029	$—	$232,029
Cost of revenue	62,550	65	62,615
Gross profit	169,479	(65)	169,414
Operating expenses:
Sales and marketing	153,643	4,766	158,409
Technology and content	65,998	3,291	69,289
General and administrative	68,351	10,067	78,418
Total operating expenses	287,992	18,124	306,116
Loss from operations	(118,513)	(18,189)	(136,702)
Other (expense) income:
Interest expense	(6,826)	—	(6,826)
Loss on debt extinguishment	(4,085)	—	(4,085)
Other income, net	1,504	—	1,504
Loss before income taxes	(127,920)	(18,189)	(146,109)
Provision for income taxes	(664)	—	(664)
Net loss	$(128,584)	$(18,189)	$(146,773)
Less: Net loss attributable to non-controlling interests	(44,917)	(4,743)	(49,660)
Net loss attributable to Pluralsight, Inc.	$(83,667)	$(13,446)	$(97,113)
Less: Accretion of Series A redeemable convertible preferred units	(176,275)	—	(176,275)
Net loss attributable to common shares	$(259,942)	$(13,446)	$(273,388)
Net loss per share, basic and diluted(1)	$(0.65)	$(0.07)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,840		62,840
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

PLURALSIGHT, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Net loss	$(128,584)	$(18,189)	$(146,773)
Other comprehensive loss:
Foreign currency translation losses, net	(112)	—	(112)
Comprehensive loss	$(128,696)	$(18,189)	$(146,885)
Less: Comprehensive loss attributable to non-controlling interests	(44,967)	(4,743)	(49,710)
Comprehensive loss attributable to Pluralsight, Inc.	$(83,729)	$(13,446)	$(97,175)

Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity
As Previously Reported for the Year Ended December 31, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	582,030	—	—	—	582,041
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Effect of exchanges of LLC Units	—	—	—	—	1,107,448	—	(1,071,448)	—	(36,000)	—	1,723	—	—	(1,723)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	836,365	1	—	—	—	—	12,537	—	—	—	12,538
Vesting of restricted stock units	—	—	—	—	608,488	—	—	—	423,862	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	267,918	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	61,418	—	—	—	—	—	840	—	—	—	840
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(4,460)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	41,607	—	—	—	(41,607)
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(19,628)	—	—	19,628	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(50)	(94)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(41,007)	(44,917)	(85,924)
Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$452,576	$(41)	$(351,123)	$107,167	$208,593

Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
Restatement Adjustments for the Year Ended December 31, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,123	—	—	—	—	—	—	—	—	—	—	9,123
Accretion of Series A redeemable convertible preferred units	—		—	(9,123)	—	—	—	—	—	—	—	—	9,123	—	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchanges of LLC Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of unvested LLC Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	9,066	—	—	—	9,066
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(4,743)	—	—	4,743	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,323)	(4,743)	(9,066)
Balance at December 31, 2018	—	$—	—	—	—	$—	—	$—	—	$—	$4,323	$—	$(4,323)	$—	$—

Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
As Restated for the Year Ended December 31, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	582,030	—	—	—	582,041
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Effect of exchanges of LLC Units	—	—	—	—	1,107,448	—	(1,071,448)	—	(36,000)	—	1,723	—	—	(1,723)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	836,365	1	—	—	—	—	12,537	—	—	—	12,538
Vesting of restricted stock units	—	—	—	—	608,488	—	—	—	423,862	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	267,918	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	61,418	—	—	—	—	—	840	—	—	—	840
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(4,460)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	50,673	—	—	—	50,673
Adjustments to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(24,371)	—	—	24,371	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(50)	(94)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(45,330)	(49,660)	(94,990)
Balance at December 31, 2018, as restated	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593

Consolidated Statement of Cash Flows
(in thousands)

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(128,584)	$(18,189)	$(146,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8,318	—	8,318
Amortization of acquired intangible assets	8,681	—	8,681
Amortization of course creation costs	1,993	—	1,993
Equity-based compensation	54,303	18,189	72,492
Provision for doubtful accounts	675	—	675
Amortization of debt discount and debt issuance costs	1,215	—	1,215
Debt extinguishment costs	4,197	—	4,197
Deferred tax benefit	(252)	—	(252)
Other	161	—	161
Changes in assets and liabilities:
Accounts receivable	(26,156)	—	(26,156)
Prepaid expenses and other assets	(3,482)	—	(3,482)
Accounts payable	1,385	—	1,385
Accrued expenses and other liabilities	7,973	—	7,973
Accrued author fees	2,123	—	2,123
Deferred revenue	61,554	—	61,554
Net cash used in operating activities	(5,896)	—	(5,896)
Investing activities
Purchases of property and equipment	(8,796)	—	(8,796)
Purchases of content library	(3,340)	—	(3,340)
Net cash used in investing activities	(12,136)	—	(12,136)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	332,080
Payments of costs related to initial public offering	(7,083)	—	(7,083)
Taxes paid related to net share settlement of equity awards	(16,905)	—	(16,905)
Proceeds from issuance of common stock from employee equity plans	13,378	—	13,378
Borrowings of long-term debt	20,000	—	20,000
Repayments of long-term debt	(137,710)	—	(137,710)
Payments of debt extinguishment costs	(2,179)	—	(2,179)
Payments of debt issuance costs	(450)	—	(450)
Payments to settle equity appreciation rights	(325)	—	(325)
Other	(17)	—	(17)
Net cash provided by financing activities	200,789	—	200,789
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	—	(163)
Net increase in cash, cash equivalents, and restricted cash	182,594	—	182,594
Cash, cash equivalents, and restricted cash, beginning of period	28,477	—	28,477
Cash, cash equivalents, and restricted cash, end of period	$211,071	$—	$211,071

Description of Adjustments
The adjustments in the tables above reflect an increase in equity-based compensation expense to correct for the error in attribution of equity-based compensation from the straight-line method to the accelerated attribution method. The following table outlines the classification of the equity-based compensation adjustments in the statement of operations:

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Cost of revenue	$140	$65	$205
Sales and marketing	14,330	4,766	19,096
Technology and content	8,747	3,291	12,038
General and administrative	31,086	10,067	41,153
Total equity-based compensation	$54,303	$18,189	$72,492
The adjustment to equity-based compensation increased net loss for the year ended December 31, 2018, and as a result, increased the net loss attributable to the non-controlling interests. The Company allocates loss to the non-controlling interests for the periods following the Reorganization Transactions using the weighted-average ownership percentage of LLC Units held by the Continuing Members. The following table illustrates the allocation of the error in equity-based compensation between Pluralsight, Inc., including amounts attributable to the period prior to the Reorganization Transactions, and the non-controlling interests:

Year Ended December 31, 2018

Adjustments to equity-based compensation attributable to the period prior to the Reorganization Transactions	$9,123
Adjustments to equity-based compensation attributable to non-controlling interests	4,743
Adjustments to equity-based compensation attributable to Pluralsight, Inc.	4,323
Total adjustments to equity-based compensation	$18,189
The increase in equity-based compensation also reduced the amount of unrecognized equity-based compensation and the weighted-average period the expense is expected to be recognized as follows:

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Total unrecognized equity-based compensation expense related to RSUs (in millions)	$60.0	$(18.2)	$41.8
Remaining weighted-average period RSU expense is expected to be recognized (in years)	2.9	0.5	2.4
The unaudited interim financial information for the quarter periods ended June 30, September 30, and December 31, 2018 have also been restated to correct the error in non-cash equity-based compensation. See Note 18—Quarterly Financial Data (unaudited) for additional information.

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
Note 6. Acquisition
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

Note 7. Intangible Assets
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
Note 8. Credit Facilities
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
In February 2018, the Company entered into a first amendment to the Guggenheim Credit Agreement and increased its term loan facility and its borrowings thereunder by an additional $20.0 million. In connection with the amendment, the Company issued warrants to the lenders to purchase 424,242 Class A common units at a per unit exercise price of $8.25 (see Note 10—Stockholders’ Equity). The warrants were measured at the estimated fair value of $1.0 million on the date of issuance and were recorded as debt issuance costs, which will be amortized to interest expense over the remaining term of the debt facility.

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
Note 9. Commitments and Contingencies
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
Warrants to Purchase Shares of Class A Common Stock
In connection with the first amendment of the Guggenheim Credit Agreement, the Company issued warrants to the lenders to purchase 424,242 shares of Class A common stock of Pluralsight, Inc. at an exercise price of $8.25 per share. See Note 8—Credit Facilities for additional details. The warrants were measured at the fair value on the date of issuance, which was determined to be $1.0 million using a Black-Scholes option pricing model and a probability-weighted expected return methodology. As the warrants are exercisable for shares of the Company’s Class A common stock, the Company recorded the warrants within stockholders’ equity. The warrants were cashless-exercised in October 2018 resulting in the issuance of 267,918 shares of Class A common stock.
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
Note 11. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the total adjustments to the non-controlling interests were $24.4 million (restated) and were primarily related to the settlement of equity-based awards and equity-based compensation. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2018, the non-controlling interests of Pluralsight Holdings owned 51.4% of the outstanding LLC Units, with the remaining 48.6% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	As of December 31, 2018
	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	68,881,732	51.4%
	134,073,639	100.0%
________________________
(1) Excludes 3,195,322 LLC Units still subject to time-based vesting requirements.

Note 12. Equity-Based Compensation
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
As discussed in Note 10—Stockholders' Equity, in September 2018, the Company entered into the Rescission Transactions with the Rescinding Holders. In connection with the Rescission Transactions, the Company issued LLC Units and corresponding shares of Class B or Class C common stock, as applicable, to the Rescinding Holders in exchange for the rescission of an equivalent number of shares of Class A common stock. The LLC Units and corresponding shares of Class B and Class C common stock are subject to the same time-based vesting requirements that existed prior to the Rescission Transactions.
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
RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition is satisfied upon the occurrence of a qualifying event, which has been satisfied upon expiration of a lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $17.1 million (restated). The remaining unrecognized equity-based compensation expense related to RSUs subject to both a service and performance condition will be recognized over the remaining requisite service period, using the accelerated attribution method. RSUs issued following the IPO are primarily subject to service conditions and will be recognized over the remaining requisite service period using the straight-line attribution method. Prior to the IPO, the fair value of RSUs was calculated using the same hybrid method used to value incentive units, as described above.
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
As of December 31, 2018, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $41.8 million (restated). The unrecognized compensation cost as of December 31, 2018 is expected to be recognized over a weighted-average period of 2.4 years (restated).
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
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Cost of revenue	$205	$20	$20
Sales and marketing	19,096	2,624	1,462
Technology and content	12,038	1,966	2,050
General and administrative	41,153	17,171	2,206
Total equity-based compensation	$72,492	$21,781	$5,738
Equity-based compensation costs capitalized as internal-use software was $0.5 million for the year ended December 31, 2018. The amounts qualifying for capitalization during the years ended December 31, 2017 and 2016 were not material.

Note 13. Income Taxes
Provision for Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(Restated)

Domestic	$(147,717)	$(96,814)	$(20,466)
Foreign	1,608	602	348
Total	$(146,109)	$(96,212)	$(20,118)
Provision for income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016

Current:
State	$26	$10	$15
Foreign	890	397	479
Total current tax expense	$916	$407	$494
Deferred:
State	$—	$—	$—
Foreign	(252)	(83)	—
Total deferred tax benefit	$(252)	$(83)	$—
Provision for income taxes	$664	$324	$494
The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2018	2017	2016

Statutory federal tax rate	21.0%	34.0%	34.0%
Rate benefit from flow-through entity	—	(33.8)	(33.6)
Loss attributable to non-controlling interests	(10.9)	—	—
Effect of income tax rate change	—	(1.8)	—
Change in valuation allowance	(10.7)	1.4	(3.3)
Foreign taxes	(0.1)	(0.3)	(2.4)
Effect of excess tax benefits relating to equity-based compensation	—	—	2.5
Research and development credit	0.2	—	0.4
State tax, net of federal tax effect	0.9	—	(0.1)
Other	(0.9)	0.2	—
Effective tax rate	(0.5)%	(0.3)%	(2.5)%

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
As described in Note 1—Organization and Description of Business and Note 10—Stockholders’ Equity, the Company purchased 23,805,000 newly-issued LLC Units of Pluralsight Holdings with the IPO proceeds. As part of the Reorganization Transactions, the Company acquired an additional 38,505,270 LLC Units from certain members of Pluralsight Holdings (“Former Members”) who exchanged LLC Units for shares of Class A common stock of Pluralsight, Inc. and from Former Members who merged with Pluralsight, Inc. at the time of the IPO. The Company recorded a gross deferred tax asset of $32.7 million, offset by an increase in the valuation allowance, for the difference between the financial reporting basis and tax basis of this investment. Also, as part of the Reorganization Transactions, the Company acquired certain tax attributes, including net operating loss and credit carryforwards, of approximately $6.3 million, net of tax, and offest in full by an increase in the valuation allowance. The Company has not recorded a deferred tax asset of $28.3 million the portion of the basis difference that will only reverse upon the sale of the Company’s interest in Pluralsight Holdings.
As described in Note 10—Stockholders’ Equity, the Company acquired 1,107,448 LLC units during the year ended December 31, 2018 in connection with exchanges with certain Continuing Members. The Company recorded a gross deferred tax asset of $5.2 million associated the basis difference in its investment in Pluralsight Holdings, LLC related to these unit exchanges, offset by an increase in the valuation allowance.
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
As discussed in Note 10—Stockholders' Equity, the Company entered into the Rescission Transactions in September 2018, whereby the Rescinding Holders rescinded their exchange of LLC Units of Pluralsight Holdings for shares of Class A common stock. As a result of the Rescission Transactions, the Rescinding Holders are eligible to participate in the TRA. The TRA liability, if any, that may be owed to new TRA members as a result of the Rescission Transactions is not expected to be recorded until the tax benefits derived from future exchanges are more-likely-than-not to be realized.
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
Note 14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

May 16, 2018 through December 31, 2018
(Restated)

Numerator:
Net loss	$(94,990)
Less: Net loss attributable to non-controlling interests	(49,660)
Net loss attributable to Pluralsight, Inc.	$(45,330)
Denominator:
Weighted-average common shares outstanding	63,119
Less: Weighted-average common shares subject to time-based vesting	(279)
Weighted-average common shares outstanding, basic and diluted	62,840
Net loss per share, basic and diluted	$(0.72)
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
Note 15. Segment and Geographic Information
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
Note 16. Employee Benefit Plan
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
Note 17. Related Party Transactions
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

Note 18. Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as the Company’s audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. These quarterly results of operations are not necessarily indicative of the Company’s results of operations for a full year or any future period.
Amounts contained herein have been updated, where applicable, to reflect the effects of the restatement described in Note 3—Restatement of Consolidated Financial Statements and further described below.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
						(Restated)	(Restated)	(Restated)

	(in thousands, except per share amounts)
Revenue	$37,239	$38,891	$43,286	$47,408	$49,644	$53,572	$61,553	$67,260
Cost of revenue	11,209	11,887	12,582	14,150	14,886	15,933	15,347	16,449
Gross profit	26,030	27,004	30,704	33,258	34,758	37,639	46,206	50,811
Operating expenses:
Sales and marketing	17,826	23,018	29,410	33,224	29,467	41,857	42,632	44,453
Technology and content	10,205	11,326	12,448	15,314	13,325	18,396	18,137	19,431
General and administrative	6,267	9,412	19,094	12,198	11,292	26,002	19,818	21,306
Total operating expenses	34,298	43,756	60,952	60,736	54,084	86,255	80,587	85,190
Loss from operations	(8,268)	(16,752)	(30,248)	(27,478)	(19,326)	(48,616)	(34,381)	(34,379)
Other (expense) income:
Interest expense	(1,527)	(3,597)	(3,252)	(3,289)	(3,710)	(2,424)	(342)	(350)
Loss on debt extinguishment	—	(1,882)	—	—	—	(4,085)	—	—
Other income (expense), net	48	21	55	(43)	(13)	48	654	815
Loss before income taxes	(9,747)	(22,210)	(33,445)	(30,810)	(23,049)	(55,077)	(34,069)	(33,914)
Provision for income taxes	(58)	(68)	(90)	(108)	(109)	(143)	(254)	(158)
Net loss	$(9,805)	$(22,278)	$(33,535)	$(30,918)	$(23,158)	$(55,220)	$(34,323)	$(34,072)
Net loss per share, basic and diluted(1)						$(0.20)	$(0.26)	$(0.26)
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for only the periods following the Reorganization Transactions and Pluralsight, Inc.'s IPO described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

Restatement of Previously Issued Financial Statements
As described in Note 3—Restatement of Consolidated Financial Statements, the Company has restated its annual consolidated financial statements as of and for the year ended December 31, 2018 due to a material error in recognizing non-cash equity-based compensation resulting in an understatement of net loss. The Company has restated its quarterly financial data for each of the quarterly and year-to-date periods ended June 30, September 30, and December 31, 2018. The restatements for the three and six-months ended June 30, 2018, and the three and nine-months ended September 30, 2018 will be effected through the filing of the financial statements for these periods in our 2019 Quarterly Reports on Form 10-Q.
The following tables present the Company's unaudited condensed consolidated balance sheets as restated as of June 30 and September 30, 2018, and unaudited condensed consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit, stockholders’ equity, and cash flows as restated for each of the quarterly and year-to-date periods ended June 30, September 30, and December 31, 2018, where applicable.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018	September 30, 2018
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$213,645	$208,626
Accounts receivable, net of allowances of $2,178 and $2,332 as of June 30, 2018 and September 30, 2018, respectively	36,268	47,801
Prepaid expenses and other current assets	8,907	8,037
Total current assets	258,820	264,464
Property and equipment, net	22,683	22,503
Content library, net	8,093	7,547
Intangible assets, net	2,111	1,935
Goodwill	123,119	123,119
Other assets	1,396	2,080
Total assets	$416,222	$421,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,836	$6,834
Accrued expenses	24,208	31,415
Accrued author fees	8,496	9,331
Deferred revenue	121,978	130,555
Total current liabilities	161,518	178,135
Deferred revenue, net of current portion	6,555	8,649
Facility financing obligation	7,505	7,500
Other liabilities	779	1,090
Total liabilities	176,357	195,374
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and September 30, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 62,915,660 and 62,310,270 shares issued and outstanding as of June 30, 2018 and September 30, 2018, respectively	6	6
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 58,111,572 and 58,566,789 shares issued and outstanding as of June 30, 2018 and September 30, 2018, respectively	6	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,048,138 and 14,198,311 shares issued and outstanding as of June 30, 2018 and September 30, 2018, respectively	1	1
Additional paid-in capital	437,274	446,463
Accumulated other comprehensive loss	(16)	(34)
Accumulated deficit	(322,801)	(339,144)
Total stockholders' equity attributable to Pluralsight, Inc.	114,470	107,298
Non-controlling interests	125,395	118,976
Total stockholders' equity	239,865	226,274
Total liabilities and stockholders' equity	$416,222	$421,648

The following tables reconcile the restated condensed consolidated balance sheets as of June 30 and September 30, 2018 to the amounts previously reported (in thousands, except share and per share amounts):

	June 30, 2018
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$213,645	$—	$213,645
Accounts receivable, net of allowances of $2,178 as of June 30, 2018	36,268	—	36,268
Prepaid expenses and other current assets	8,907	—	8,907
Total current assets	258,820	—	258,820
Property and equipment, net	22,683	—	22,683
Content library, net	8,093	—	8,093
Intangible assets, net	2,111	—	2,111
Goodwill	123,119	—	123,119
Other assets	1,396	—	1,396
Total assets	$416,222	$—	$416,222
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,836	$—	$6,836
Accrued expenses	24,208	—	24,208
Accrued author fees	8,496	—	8,496
Deferred revenue	121,978	—	121,978
Total current liabilities	161,518	—	161,518
Deferred revenue, net of current portion	6,555	—	6,555
Facility financing obligation	7,505	—	7,505
Other liabilities	779	—	779
Total liabilities	176,357	—	176,357
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018	—	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 62,915,660 shares issued and outstanding as of June 30, 2018	6	—	6
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 58,111,572 shares issued and outstanding as of June 30, 2018	6	—	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,048,138 shares issued and outstanding as of June 30, 2018	1	—	1
Additional paid-in capital	436,177	1,097	437,274
Accumulated other comprehensive loss	(16)	—	(16)
Accumulated deficit	(321,704)	(1,097)	(322,801)
Total stockholders' equity attributable to Pluralsight, Inc.	114,470	—	114,470
Non-controlling interests	125,395	—	125,395
Total stockholders' equity	239,865	—	239,865
Total liabilities and stockholders' equity	$416,222	$—	$416,222

	September 30, 2018
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$208,626	$—	$208,626
Accounts receivable, net of allowances of $2,332 as of September 30, 2018	47,801	—	47,801
Prepaid expenses and other current assets	8,037	—	8,037
Total current assets	264,464	—	264,464
Property and equipment, net	22,503	—	22,503
Content library, net	7,547	—	7,547
Intangible assets, net	1,935	—	1,935
Goodwill	123,119	—	123,119
Other assets	2,080	—	2,080
Total assets	$421,648	$—	$421,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,834	$—	$6,834
Accrued expenses	31,415	—	31,415
Accrued author fees	9,331	—	9,331
Deferred revenue	130,555	—	130,555
Total current liabilities	178,135	—	178,135
Deferred revenue, net of current portion	8,649	—	8,649
Facility financing obligation	7,500	—	7,500
Other liabilities	1,090	—	1,090
Total liabilities	195,374	—	195,374
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018	—	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 62,310,270 shares issued and outstanding as of September 30, 2018	6	—	6
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 58,566,789 shares issued and outstanding as of September 30, 2018	6	—	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,198,311 shares issued and outstanding as of September 30, 2018	1	—	1
Additional paid-in capital	443,182	3,281	446,463
Accumulated other comprehensive loss	(34)	—	(34)
Accumulated deficit	(335,863)	(3,281)	(339,144)
Total stockholders' equity attributable to Pluralsight, Inc.	107,298	—	107,298
Non-controlling interests	118,976	—	118,976
Total stockholders' equity	226,274	—	226,274
Total liabilities and stockholders' equity	$421,648	$—	$421,648

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	June 30, 2018		September 30, 2018		Three Months Ended December 31, 2018
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$53,572	$103,216	$61,553	$164,769	$67,260
Cost of revenue	15,933	30,819	15,347	46,166	16,449
Gross profit	37,639	72,397	46,206	118,603	50,811
Operating expenses:
Sales and marketing	41,857	71,324	42,632	113,956	44,453
Technology and content	18,396	31,721	18,137	49,858	19,431
General and administrative	26,002	37,294	19,818	57,112	21,306
Total operating expenses	86,255	140,339	80,587	220,926	85,190
Loss from operations	(48,616)	(67,942)	(34,381)	(102,323)	(34,379)
Other (expense) income:
Interest expense	(2,424)	(6,134)	(342)	(6,476)	(350)
Loss on debt extinguishment	(4,085)	(4,085)	—	(4,085)	—
Other income, net	48	35	654	689	815
Loss before income taxes	(55,077)	(78,126)	(34,069)	(112,195)	(33,914)
Provision for income taxes	(143)	(252)	(254)	(506)	(158)
Net loss	$(55,220)	$(78,378)	$(34,323)	$(112,701)	$(34,072)
Less: Net loss attributable to non-controlling interests	(13,910)	(13,910)	(17,980)	(31,890)	(17,770)
Net loss attributable to Pluralsight, Inc.	$(41,310)	$(64,468)	$(16,343)	$(80,811)	$(16,302)
Less: Accretion of Series A redeemable convertible preferred units	(156,750)	(176,275)	—	(176,275)	—
Net loss attributable to common shares	$(198,060)	$(240,743)	$(16,343)	$(257,086)	$(16,302)
Net loss per share, basic and diluted(1)	$(0.20)	$(0.20)	$(0.26)	$(0.47)	$(0.26)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,252	62,252	62,472	62,400	63,494
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

The following tables reconcile the restated condensed consolidated statements of operations for the three and six month periods ended June 30, 2018 and the restated condensed consolidated statements of operations for the three and nine month periods ended September 30, 2018 to the amounts previously reported (in thousands, except per share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue	$53,572	$—	$53,572	$103,216	$—	$103,216
Cost of revenue	15,890	43	15,933	30,776	43	30,819
Gross profit	37,682	(43)	37,639	72,440	(43)	72,397
Operating expenses:
Sales and marketing	38,933	2,924	41,857	68,400	2,924	71,324
Technology and content	16,493	1,903	18,396	29,818	1,903	31,721
General and administrative	19,448	6,554	26,002	30,740	6,554	37,294
Total operating expenses	74,874	11,381	86,255	128,958	11,381	140,339
Loss from operations	(37,192)	(11,424)	(48,616)	(56,518)	(11,424)	(67,942)
Other (expense) income:
Interest expense	(2,424)	—	(2,424)	(6,134)	—	(6,134)
Loss on debt extinguishment	(4,085)	—	(4,085)	(4,085)	—	(4,085)
Other income, net	48	—	48	35	—	35
Loss before income taxes	(43,653)	(11,424)	(55,077)	(66,702)	(11,424)	(78,126)
Provision for income taxes	(143)	—	(143)	(252)	—	(252)
Net loss	$(43,796)	$(11,424)	$(55,220)	$(66,954)	$(11,424)	$(78,378)
Less: Net loss attributable to non-controlling interests	(12,706)	(1,204)	(13,910)	(12,706)	(1,204)	(13,910)
Net loss attributable to Pluralsight, Inc.	$(31,090)	$(10,220)	$(41,310)	$(54,248)	$(10,220)	$(64,468)
Less: Accretion of Series A redeemable convertible preferred units	(156,750)	—	(156,750)	(176,275)	—	(176,275)
Net loss attributable to common shares	$(187,840)	$(10,220)	$(198,060)	$(230,523)	$(10,220)	$(240,743)
Net loss per share, basic and diluted(1)	$(0.19)	$(0.01)	$(0.20)	$(0.19)	$(0.01)	$(0.20)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,252		62,252	62,252		62,252
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue	$61,553	$—	$61,553	$164,769	$—	$164,769
Cost of revenue	15,331	16	15,347	46,107	59	46,166
Gross profit	46,222	(16)	46,206	118,662	(59)	118,603
Operating expenses:
Sales and marketing	41,392	1,240	42,632	109,792	4,164	113,956
Technology and content	17,227	910	18,137	47,045	2,813	49,858
General and administrative	17,398	2,420	19,818	48,138	8,974	57,112
Total operating expenses	76,017	4,570	80,587	204,975	15,951	220,926
Loss from operations	(29,795)	(4,586)	(34,381)	(86,313)	(16,010)	(102,323)
Other (expense) income:
Interest expense	(342)	—	(342)	(6,476)	—	(6,476)
Loss on debt extinguishment	—	—	—	(4,085)	—	(4,085)
Other income, net	654	—	654	689	—	689
Loss before income taxes	(29,483)	(4,586)	(34,069)	(96,185)	(16,010)	(112,195)
Provision for income taxes	(254)	—	(254)	(506)	—	(506)
Net loss	$(29,737)	$(4,586)	$(34,323)	$(96,691)	$(16,010)	$(112,701)
Less: Net loss attributable to non-controlling interests	(15,578)	(2,402)	(17,980)	(28,284)	(3,606)	(31,890)
Net loss attributable to Pluralsight, Inc.	$(14,159)	$(2,184)	$(16,343)	$(68,407)	$(12,404)	$(80,811)
Less: Accretion of Series A redeemable convertible preferred units	—	—	—	(176,275)	—	(176,275)
Net loss attributable to common shares	$(14,159)	$(2,184)	$(16,343)	$(244,682)	$(12,404)	$(257,086)
Net loss per share, basic and diluted(1)	$(0.23)	$(0.03)	$(0.26)	$(0.41)	$(0.06)	$(0.47)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	62,472		62,472	62,400		62,400
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

	Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Revenue	$67,260	$—	$67,260
Cost of revenue	16,443	6	16,449
Gross profit	50,817	(6)	50,811
Operating expenses:
Sales and marketing	43,851	602	44,453
Technology and content	18,953	478	19,431
General and administrative	20,213	1,093	21,306
Total operating expenses	83,017	2,173	85,190
Loss from operations	(32,200)	(2,179)	(34,379)
Other (expense) income:
Interest expense	(350)	—	(350)
Loss on debt extinguishment	—	—	—
Other income, net	815	—	815
Loss before income taxes	(31,735)	(2,179)	(33,914)
Provision for income taxes	(158)	—	(158)
Net loss	$(31,893)	$(2,179)	$(34,072)
Less: Net loss attributable to non-controlling interests	(16,633)	(1,137)	(17,770)
Net loss attributable to Pluralsight, Inc.	$(15,260)	$(1,042)	$(16,302)
Less: Accretion of Series A redeemable convertible preferred units	—	—	—
Net loss attributable to common shares	$(15,260)	$(1,042)	$(16,302)
Net loss per share, basic and diluted(1)	$(0.24)	$(0.02)	$(0.26)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	63,494		63,494
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 14—Net Loss Per Share for additional details.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	June 30, 2018		September 30, 2018		Three Months Ended December 31, 2018
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net loss	$(55,220)	$(78,378)	$(34,323)	$(112,701)	$(34,072)
Other comprehensive loss:
Foreign currency translation losses, net	(63)	(58)	(39)	(97)	(15)
Comprehensive loss	$(55,283)	$(78,436)	$(34,362)	$(112,798)	$(34,087)
Less: Comprehensive loss attributable to non-controlling interests	(13,931)	(13,931)	(18,001)	(31,932)	(17,778)
Comprehensive loss attributable to Pluralsight, Inc.	$(41,352)	$(64,505)	$(16,361)	$(80,866)	$(16,309)

The following tables reconcile the restated condensed consolidated statements of comprehensive loss for the three and six month periods ended June 30, 2018 and for the three and nine month periods ended September 30, 2018 to the amounts previously reported (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(43,796)	$(11,424)	$(55,220)	$(66,954)	$(11,424)	$(78,378)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(63)	—	(63)	(58)	—	(58)
Comprehensive loss	$(43,859)	$(11,424)	$(55,283)	$(67,012)	$(11,424)	$(78,436)
Less: Comprehensive loss attributable to non-controlling interests	(12,727)	(1,204)	(13,931)	(12,727)	(1,204)	(13,931)
Comprehensive loss attributable to Pluralsight, Inc.	$(31,132)	$(10,220)	$(41,352)	$(54,285)	$(10,220)	$(64,505)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(29,737)	$(4,586)	$(34,323)	$(96,691)	$(16,010)	$(112,701)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(39)	—	(39)	(97)	—	(97)
Comprehensive loss	$(29,776)	$(4,586)	$(34,362)	$(96,788)	$(16,010)	$(112,798)
Less: Comprehensive loss attributable to non-controlling interests	(15,599)	(2,402)	(18,001)	(28,326)	(3,606)	(31,932)
Comprehensive loss attributable to Pluralsight, Inc.	$(14,177)	$(2,184)	$(16,361)	$(68,462)	$(12,404)	$(80,866)

	Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Net loss	$(31,893)	$(2,179)	$(34,072)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net	(15)	—	(15)
Comprehensive loss	$(31,908)	$(2,179)	$(34,087)
Less: Comprehensive loss attributable to non-controlling interests	(16,641)	(1,137)	(17,778)
Comprehensive loss attributable to Pluralsight, Inc.	$(15,267)	$(1,042)	$(16,309)

The following tables present the restated statements of redeemable convertible preferred units, members’ deficit, and stockholders’ equity for the six months ended June 30, 2018 and the nine months ended September 30, 2018, as previously reported, with a reconciliation to the amounts as restated:

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit
As Previously Reported for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,773	—	—	—	7,773
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,893)	—	—	3,893	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,588)	(12,706)	(24,294)
Balance at June 30, 2018	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$436,177	$(16)	$(321,704)	$125,395	$239,865

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
Restatement Adjustments for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,123	—	—	—	—	—	—	—	—	—	—	9,123
Accretion of Series A redeemable convertible preferred units	—	—	—	(9,123)	—	—	—	—	—	—	—	—	9,123	—	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Effect of the Reorganization Transactions and initial public offering:															—
Effect of the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,301	—	—	—	2,301
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,204)	—	—	1,204	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,097)	(1,204)	(2,301)
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	$1,097	$—	$(1,097)	$—	$—

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
As Restated for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	10,074	—	—	—	10,074
Adjustment to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(5,097)	—	—	5,097	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(12,685)	(13,910)	(26,595)
Balance at June 30, 2018, as restated	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$437,274	$(16)	$(322,801)	$125,395	$239,865

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity
As Previously Reported for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of the Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the rescission transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	23,931	—	—	—	23,931
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(13,073)	—	—	13,073	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(42)	(79)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,747)	(28,284)	(54,031)
Balance at September 30, 2018	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$443,182	$(34)	$(335,863)	$118,976	$226,274

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
Restatement Adjustments for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,123	—	—	—	—	—	—	—	—	—	—	9,123
Accretion of Series A redeemable convertible preferred units	—	—	—	(9,123)	—	—	—	—	—	—	—	—	9,123	—	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Effect of the Reorganization Transactions and initial public offering:
Effect of the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the rescission transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	6,887	—	—	—	6,887
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,606)	—	—	3,606	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,281)	(3,606)	(6,887)
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	$3,281	$—	$(3,281)	$—	$—

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
As Restated for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of the Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the rescission transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	30,818	—	—	—	30,818
Adjustment to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(16,679)	—	—	16,679	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(42)	(79)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(29,028)	(31,890)	(60,918)
Balance at September 30, 2018, as restated	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$446,463	$(34)	$(339,144)	$118,976	$226,274

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30, 2018	Nine Months Ended September 30, 2018
	(Restated)	(Restated)

Operating activities
Net loss	$(78,378)	$(112,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,358	6,331
Amortization of acquired intangible assets	6,665	7,721
Amortization of course creation costs	930	1,437
Equity-based compensation	32,352	52,982
Provision for doubtful accounts	358	493
Amortization of debt discount and debt issuance costs	1,215	1,215
Debt extinguishment costs	4,180	4,197
Deferred tax benefit	(64)	(98)
Changes in assets and liabilities:
Accounts receivable	1,335	(10,352)
Prepaid expenses and other assets	(3,858)	(2,990)
Accounts payable	(588)	928
Accrued expenses and other liabilities	(2,839)	6,912
Accrued author fees	617	1,452
Deferred revenue	17,500	28,190
Net cash used in operating activities	(16,217)	(14,283)
Investing activities
Purchases of property and equipment	(4,574)	(6,576)
Purchases of content library	(1,504)	(2,345)
Net cash used in investing activities	(6,078)	(8,921)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	332,080
Payments of costs related to initial public offering	(3,085)	(7,083)
Borrowings of long-term debt	20,000	20,000
Repayments of long-term debt	(137,710)	(137,710)
Payments of debt extinguishment costs	(2,162)	(2,179)
Payments of debt issuance costs	(450)	(450)
Payments to settle equity appreciation rights	(325)	(325)
Taxes paid related to net share settlement	(78)	(78)
Payments of facility financing obligation	(8)	(13)
Net cash provided by financing activities	208,262	204,242
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(86)	(136)
Net increase in cash, cash equivalents, and restricted cash	185,881	180,902
Cash, cash equivalents, and restricted cash, beginning of period	28,477	28,477
Cash, cash equivalents, and restricted cash, end of period	$214,358	$209,379

The following tables reconcile the restated condensed consolidated statements of cash flows for the six month period ended June 30, 2018 and the nine month period ended September 30, 2018 to the amounts previously reported (in thousands):

	Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(66,954)	$(11,424)	$(78,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,358	—	4,358
Amortization of acquired intangible assets	6,665	—	6,665
Amortization of course creation costs	930	—	930
Equity-based compensation	20,928	11,424	32,352
Provision for doubtful accounts	358	—	358
Amortization of debt discount and debt issuance costs	1,215	—	1,215
Debt extinguishment costs	4,180	—	4,180
Deferred tax benefit	(64)	—	(64)
Changes in assets and liabilities:
Accounts receivable	1,335	—	1,335
Prepaid expenses and other assets	(3,858)	—	(3,858)
Accounts payable	(588)	—	(588)
Accrued expenses and other liabilities	(2,839)	—	(2,839)
Accrued author fees	617	—	617
Deferred revenue	17,500	—	17,500
Net cash used in operating activities	(16,217)	—	(16,217)
Investing activities
Purchases of property and equipment	(4,574)	—	(4,574)
Purchases of content library	(1,504)	—	(1,504)
Net cash used in investing activities	(6,078)	—	(6,078)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	332,080
Payments of costs related to initial public offering	(3,085)	—	(3,085)
Borrowings of long-term debt	20,000	—	20,000
Repayments of long-term debt	(137,710)	—	(137,710)
Payments of debt extinguishment costs	(2,162)	—	(2,162)
Payments of debt issuance costs	(450)	—	(450)
Payments to settle equity appreciation rights	(325)	—	(325)
Taxes paid related to net share settlement	(78)	—	(78)
Payments of facility financing obligation	(8)	—	(8)
Net cash provided by financing activities	208,262	—	208,262
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(86)	—	(86)
Net increase in cash, cash equivalents, and restricted cash	185,881	—	185,881
Cash, cash equivalents, and restricted cash, beginning of period	28,477	—	28,477
Cash, cash equivalents, and restricted cash, end of period	$214,358	$—	$214,358

	Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(96,691)	$(16,010)	$(112,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,331	—	6,331
Amortization of acquired intangible assets	7,721	—	7,721
Amortization of course creation costs	1,437	—	1,437
Equity-based compensation	36,972	16,010	52,982
Provision for doubtful accounts	493	—	493
Amortization of debt discount and debt issuance costs	1,215	—	1,215
Debt extinguishment costs	4,197	—	4,197
Deferred tax benefit	(98)	—	(98)
Changes in assets and liabilities:
Accounts receivable	(10,352)	—	(10,352)
Prepaid expenses and other assets	(2,990)	—	(2,990)
Accounts payable	928	—	928
Accrued expenses and other liabilities	6,912	—	6,912
Accrued author fees	1,452	—	1,452
Deferred revenue	28,190	—	28,190
Net cash used in operating activities	(14,283)	—	(14,283)
Investing activities
Purchases of property and equipment	(6,576)	—	(6,576)
Purchases of content library	(2,345)	—	(2,345)
Net cash used in investing activities	(8,921)	—	(8,921)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	332,080
Payments of costs related to initial public offering	(7,083)	—	(7,083)
Borrowings of long-term debt	20,000	—	20,000
Repayments of long-term debt	(137,710)	—	(137,710)
Payments of debt extinguishment costs	(2,179)	—	(2,179)
Payments of debt issuance costs	(450)	—	(450)
Payments to settle equity appreciation rights	(325)	—	(325)
Taxes paid related to net share settlement	(78)	—	(78)
Payments of facility financing obligation	(13)	—	(13)
Net cash provided by financing activities	204,242	—	204,242
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(136)	—	(136)
Net increase in cash, cash equivalents, and restricted cash	180,902	—	180,902
Cash, cash equivalents, and restricted cash, beginning of period	28,477	—	28,477
Cash, cash equivalents, and restricted cash, end of period	$209,379	$—	$209,379

Description of Adjustments
The adjustments in the tables above reflect an increase in equity-based compensation expense due to the correction of an error in attribution of equity-based compensation from the straight-line method to the accelerated attribution method. The following table outlines the classification of the equity-based compensation adjustments in the statements of operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Cost of revenue	$46	$43	$89	$46	$43	$89
Sales and marketing	4,432	2,924	7,356	4,971	2,924	7,895
Technology and content	2,668	1,903	4,571	3,049	1,903	4,952
General and administrative	10,409	6,554	16,963	12,862	6,554	19,416
Total equity-based compensation	$17,555	$11,424	$28,979	$20,928	$11,424	$32,352

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Cost of revenue	$40	$16	$56	$86	$59	$145
Sales and marketing	4,372	1,240	5,612	9,343	4,164	13,507
Technology and content	2,790	910	3,700	5,839	2,813	8,652
General and administrative	8,842	2,420	11,262	21,704	8,974	30,678
Total equity-based compensation	$16,044	$4,586	$20,630	$36,972	$16,010	$52,982

	Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Restated

Cost of revenue	$54	$6	$60
Sales and marketing	4,987	602	5,589
Technology and content	2,908	478	3,386
General and administrative	9,382	1,093	10,475
Total equity-based compensation	$17,331	$2,179	$19,510

Note 19. Subsequent Events (Unaudited)
Convertible Notes
On March 6, 2019, Pluralsight, Inc. (the “Company”) entered into a purchase agreement with Pluralsight Holdings, LLC, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto (the “Initial Purchasers”), to issue and sell $550.0 million in aggregate principal amount of its 0.375% Convertible Senior Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, the Company granted the Initial Purchasers a 13-day option to purchase up to an additional $83.5 million in aggregate principal amount of Notes on the same terms and conditions. The Initial Purchasers exercised their option in full on March 7, 2019, and a total of $633.5 million in aggregate principal amount of Notes were issued on March 11, 2019 pursuant to an Indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Notes will bear interest at 0.375% per annum, payable semiannually on March 1 and September 1 of each year, beginning on September 1, 2019. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on March 1, 2024, unless earlier repurchased by the Company or converted pursuant to their terms.
The initial conversion rate of the Notes is 25.8023 shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $38.76 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Prior to the close of business on the business day immediately preceding December 1, 2023, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2019, and only during such calendar quarter, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
The Notes are not redeemable by the Company prior to the maturity date of the Notes, and no sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Capped Calls
In connection with the offering of the Notes, on March 6, 2019, the Company entered into privately negotiated capped call transactions with Morgan Stanley & Co. LLC, JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A. (the “Capped Calls”). The Capped Calls each have an initial strike price of $38.7562 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $58.5000 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 16,345,757 shares of Common Stock. The Capped Calls are expected to offset the potential dilution to the Common Stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of Common Stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the Common Stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Common Stock exceeds the cap price. The Company used approximately $69.4 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The Capped Calls expire in March 2024.
GitPrime Acquisition
On April 30, 2019, the Company entered into a definitive merger agreement to acquire GitPrime, Inc. (“GitPrime”), a leading developer productivity platform, in exchange for cash consideration of approximately $169.2 million, subject to customary working capital adjustments. The acquisition closed on May 9, 2019. The Company will record the fair value of assets and liabilities acquired from GitPrime, and will record goodwill for any excess consideration transferred. The Company cannot reasonably estimate all of the effects of the acquisition on its consolidated financial statements at this time.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. At the time our Annual Report on Form 10-K for the year ended December 31, 2018 was filed on February 21, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Subsequent to that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2018.
Material Weakness in Internal Control Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
In connection with the identification of an error that resulted in the restatement described in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, we have identified a material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls over the accounting for non-standard equity-based compensation awards. Specifically, we did not design and maintain appropriate controls to determine the appropriate attribution method for recognizing equity-based compensation expense for RSUs. This material weakness resulted in the restatement of our consolidated financial statements or data as of and for the year ended December 31, 2018, and as of and for the quarterly and year-to-date periods ended June 30, September 30, and December 31, 2018.

Additionally, the material weakness described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness

We are taking numerous steps to remediate the material weakness related to equity-based compensation awards. We are implementing additional control procedures to ensure equity-based compensation awards are recorded in accordance with GAAP. However, these remediation efforts are still in process and have not yet been completed.
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
Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are intended to be designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K/A in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(a)(3) Exhibits.
See the Exhibit Index immediately following the signature page hereto for a list of exhibits filed as part of this Annual Report on Form 10-K/A, which Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K/A Summary.
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
June 27, 2019		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
June 27, 2019		James Budge Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Skonnard	Chief Executive Officer and Director	June 27, 2019
Aaron Skonnard	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	June 27, 2019
James Budge	(Principal Financial and Accounting Officer)

*	Director	June 27, 2019
Gary Crittenden

*	Director	June 27, 2019
Scott Dorsey

*	Director	June 27, 2019
Arne Duncan

*	Director	June 27, 2019
Ryan Hinkle

*	Director	June 27, 2019
Leah Johnson

*	Director	June 27, 2019
Timothy Maudlin

*	Director	June 27, 2019
Frederick Onion

*	Director	June 27, 2019
Brad Rencher

*	Director	June 27, 2019
Bonita Stewart

*	Director	June 27, 2019
Karenann Terrell

*By: /s/ James Budge
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38498	3.1	08/01/18

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38498	3.2	08/01/18

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	05/07/18

4.2	Form of warrant to purchase Class A common units of Pluralsight Holdings issued to affiliates of Guggenheim Corporate Funding, LLC.	S-1	333-224301	4.2	04/16/18

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-224301	10.1	05/07/18

10.2	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings, LLC, and other parties thereto, dated May 15, 2018.	10-Q	001-38498	10.1	08/01/18

10.3+	Pluralsight Holdings Incentive Unit Plan.	S-1	333-224301	10.3	04/16/18

10.4+	Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	S-1	333-224301	10.4	04/16/18

10.5+	Pluralsight, Inc. 2018 Equity Incentive Plan and related forms of agreement.	S-1/A	333-224301	10.5	05/07/18

10.6+	Pluralsight, Inc. 2018 Employee Stock Purchase Plan and related form of agreement.	S-1/A	333-224301	10.6	05/07/18

10.7+	Executive Employment Agreement, between Pluralsight, LLC and Aaron Skonnard, dated as of August 16, 2017.	S-1	333-224301	10.7	04/16/18

10.8+	Executive Employment Agreement, between Pluralsight, LLC and James Budge, dated as of September 15, 2017.	10-K	001-38498	10.8	02/21/19

10.9+	Executive Employment Agreement, between Pluralsight, LLC and Nate Walkingshaw, dated as of September 15, 2017.	10-K	001-38498	10.9	02/21/19

10.10+	Executive Employment Agreement, between Pluralsight, LLC and Joe DiBartolomeo, dated as of September 15, 2017.	10-K	001-38498	10.10	02/21/19

10.11+	Offer Letter, between Pluralsight Holdings and Gary Crittenden, dated as of May 30, 2016.	S-1	333-224301	10.11	04/16/18

10.12+	Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of May 27, 2016.	S-1	333-224301	10.12	04/16/18

10.13+	Incentive Unit Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of December 13, 2016.	S-1	333-224301	10.13	04/16/18

10.14+	Offer Letter, between Pluralsight Holdings and Tim Maudlin, dated as of April 15, 2016.	S-1	333-224301	10.14	04/16/18

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15+	Offer Letter, between Pluralsight Holdings and Brad Rencher, dated as of May 27, 2016.	S-1	333-224301	10.15	04/16/18

10.16+	Offer Letter, between Pluralsight Holdings and Scott Dorsey, dated as of September 6, 2017.	S-1	333-224301	10.21	04/16/18

10.17+	Offer Letter, between Pluralsight Holdings and Karenann Terrell, dated as of October 24, 2017.	S-1	333-224301	10.22	04/16/18

10.18+	Offer Letter, between Pluralsight, Inc. and Bonita Stewart, dated as of August 2, 2018.	10-K	001-38498	10.18	02/21/19

10.19+	Offer Letter, between Pluralsight, Inc. and Leah Johnson, dated as of August 10, 2018.	10-K	001-38498	10.19	02/21/19

10.20	Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of September 20, 2013.	S-1	333-224301	10.16	04/16/18

10.21	First Amendment to the Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of October 13, 2015.	S-1	333-224301	10.17	04/16/18

10.22	Commencement Date Memorandum, between Pluralsight, LLC and Station Park Centercal, LLC, dated as of August 17, 2017.	S-1	333-224301	10.18	04/16/18

10.23	Sublease Consent Agreement, between Pluralsight, LLC, Sojo Station North, LLC, and Lucid Software Inc., dated as of September 27, 2017.	S-1	333-224301	10.19	04/16/18

10.24	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.	10-Q	001-38498	10.1	10/24/18

10.25	Credit Agreement, between Pluralsight Holdings, Pluralsight, LLC, and Guggenheim Corporate Funding, LLC, dated as of June 12, 2017.	S-1	333-224301	10.20	04/16/18

10.26	First Amendment to Credit Agreement, between Pluralsight Holdings, Pluralsight, LLC, and Guggenheim Corporate Funding, LLC, dated as of February 5, 2018.	S-1	333-224301	10.25	04/16/18

10.27+	2018 Executive Bonus Plan.	S-1	333-224301	10.23	04/16/18

10.28	Form of Exchange Agreement.	S-1/A	333-224301	10.24	05/07/18

10.29+	Form of Amended and Restated Restricted Share Unit Agreement, between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	S-1/A	333-224301	10.26	05/15/18

10.30	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.	10-Q	001-38498	10.2	08/01/18

10.31	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.	10-Q	001-38498	10.3	08/01/18

10.32+	Outside Director Compensation Policy.	S-1/A	333-224301	10.29	05/07/18

21.1	List of subsidiaries of the Registrant.	10-K	001-38498	21.1	02/21/19

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	-	-	-	-	X

24.1	Power of Attorney (included on the signature page of the Original Filing).	10-K	001-38498	24.1	02/21/19

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

101.INS	XBLR Instance Document.

101.SCH	XBLR Taxonomy Extension Schema Document.

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBLR Taxonomy Extension Definition Linkbase Document.

101.LAB	XBLR Taxonomy Extension Label Linkbase Document.

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document.
____________________________

+	Indicates a management contract or compensatory plan.

*
The certifications attached as Exhibit 32.1 and 32.2 accompanying this Annual Report on Form 10-K/A, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Pluralsight, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.