Form 10-Q
period 2019-06-30
Pluralsight, Inc.
filed 2019-07-31
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2019, the registrant had 140,016,129 shares of common stock outstanding, consisting of 101,234,524 shares of Class A common stock, 24,594,749 shares of Class B common stock, and 14,186,856 shares of Class C common stock.

PLURALSIGHT, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity for the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57

Signatures		58

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
This Quarterly Report on Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to improve sales management and execution;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings;

•	our use of net proceeds from our convertible note offering in March 2019;

•	our ability to satisfy our obligations under the convertible senior notes;

•	our ability to successfully integrate GitPrime, Inc.'s ("GitPrime") operations;

•	our ability to implement our plans, forecasts and other expectations with respect to GitPrime's business; and

•
our ability to realize the anticipated benefits of the acquisition of GitPrime, including the possibility that the expected benefits from the acquisition will not be realized within the expected time period.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission, or the SEC, under the Exchange Act. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K/A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$260,313	$194,306
Short-term investments	276,818	—
Accounts receivable, net of allowances of $3,027 and $2,501 as of June 30, 2019 and December 31, 2018, respectively	57,625	63,436
Deferred contract acquisition costs, net	17,079	—
Prepaid expenses and other current assets	13,115	8,323
Total current assets	624,950	266,065
Restricted cash	27,970	16,765
Long-term investments	35,654	—
Property and equipment, net	49,028	31,641
Content library, net	7,510	7,050
Intangible assets, net	25,483	1,759
Goodwill	261,722	123,119
Deferred contract acquisition costs, noncurrent, net	3,252	—
Other assets	1,367	1,064
Total assets	$1,036,936	$447,463
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,608	$7,160
Accrued expenses	29,332	32,047
Accrued author fees	11,301	10,002
Deferred revenue	172,310	157,695
Total current liabilities	221,551	206,904
Deferred revenue, noncurrent	13,748	14,886
Convertible senior notes, net	487,915	—
Facility financing obligations	31,668	15,777
Other liabilities	1,948	1,303
Total liabilities	756,830	238,870
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 101,096,472 shares issued and outstanding as of June 30, 2019; 65,191,907 shares issued and outstanding as of December 31, 2018	10	7
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,664,113 shares issued and outstanding as of June 30, 2019; 57,490,881 shares issued and outstanding as of December 31, 2018	2	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,186,856 shares issued and outstanding as of June 30, 2019; 14,586,173 shares issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	599,558	456,899
Accumulated other comprehensive income (loss)	237	(41)
Accumulated deficit	(394,048)	(355,446)
Total stockholders’ equity attributable to Pluralsight, Inc.	205,760	101,426
Non-controlling interests	74,346	107,167
Total stockholders’ equity	280,106	208,593
Total liabilities and stockholders' equity	$1,036,936	$447,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Revenue	$75,862	$53,572	$145,479	$103,216
Cost of revenue	17,801	15,933	34,511	30,819
Gross profit	58,061	37,639	110,968	72,397
Operating expenses:
Sales and marketing	49,994	41,857	94,125	71,324
Technology and content	24,786	18,396	45,030	31,721
General and administrative	20,601	26,002	42,774	37,294
Total operating expenses	95,381	86,255	181,929	140,339
Loss from operations	(37,320)	(48,616)	(70,961)	(67,942)
Other (expense) income:
Interest expense	(7,697)	(2,424)	(9,721)	(6,134)
Loss on debt extinguishment	—	(4,085)	—	(4,085)
Other income, net	4,040	48	5,654	35
Loss before income taxes	(40,977)	(55,077)	(75,028)	(78,126)
Provision for income taxes	(143)	(143)	(297)	(252)
Net loss	$(41,120)	$(55,220)	$(75,325)	$(78,378)
Less: Net loss attributable to non-controlling interests	(11,740)	(13,910)	(26,690)	(13,910)
Net loss attributable to Pluralsight, Inc.	$(29,380)	$(41,310)	$(48,635)	$(64,468)
Less: Accretion of Series A redeemable convertible preferred units	—	(156,750)	—	(176,275)
Net loss attributable to common shares	$(29,380)	$(198,060)	$(48,635)	$(240,743)
Net loss per share, basic and diluted(1)	$(0.30)	$(0.20)	$(0.56)	$(0.20)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	97,608	62,252	86,827	62,252
________________________

(1)
Net loss per share, basic and diluted and weighted-average common shares used in computing basic and diluted net loss per share for the three and six months ended June 30, 2018 reflect only the activity for the portion of the period following Pluralsight, Inc.'s initial public offering and the Reorganization Transactions described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Net loss	$(41,120)	$(55,220)	$(75,325)	$(78,378)
Other comprehensive income (loss):
Unrealized gains on investments	379	—	379	—
Foreign currency translation (losses) gains, net	(7)	(63)	11	(58)
Comprehensive loss	$(40,748)	$(55,283)	$(74,935)	$(78,436)
Less: Comprehensive loss attributable to non-controlling interests	(11,636)	(13,931)	(26,578)	(13,931)
Comprehensive loss attributable to Pluralsight, Inc.	$(29,112)	$(41,352)	$(48,357)	$(64,505)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity
(in thousands, except share/unit amounts)
(unaudited)
Three Months Ended June 30, 2019

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2019	—	$—	—	$—	95,096,979	$10	29,071,789	$3	14,162,311	$1	$565,189	$(31)	$(364,668)	$85,374	$285,878
Effect of exchanges of LLC Units	—	—	—	—	4,469,843	—	(4,390,283)	(1)	(79,560)	—	9,425	—	—	(9,424)	—
Issuance of common stock under employee stock purchase plans	—	—	—	—	621,463	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	—	—	—	—	655,972	—	—	—	104,105	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	252,215	—	—	—	—	—	3,753	—	—	—	3,753
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(17,393)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	22,966	—	—	—	22,966
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(10,032)	—	—	10,032	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	268	—	104	372
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(29,380)	(11,740)	(41,120)
Balance at June 30, 2019	—	$—	—	$—	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,558	$237	$(394,048)	$74,346	$280,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Three Months Ended June 30, 2018

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2018	48,447,880	$425,291	48,407,645	$—	—	$—	—	$—	—	$—	$—	$30	$(483,428)	$—	$(483,398)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation, as restated	—	—	—	18,905	—	—	—	—	—	—	—	—	—	—	18,905
Accretion of Series A redeemable convertible preferred units, as restated	—	156,750	—	(18,905)	—	—	—	—	—	—	—	—	(137,845)	—	(156,750)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(28,625)	—	(28,625)
Effect of the Reorganization Transactions and initial public offering:
Effect of the Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	10,074	—	—	—	10,074
Adjustments to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(5,097)	—	—	5,097	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(12,685)	(13,910)	(26,595)
Balance at June 30, 2018, as restated	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$437,274	$(16)	$(322,801)	$125,395	$239,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Six Months Ended June 30, 2019

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Impact of the adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	10,033	10,601	20,634
Effect of exchanges of LLC Units	—	—	—	—	33,419,553	3	(32,809,375)	(4)	(610,178)	—	58,920	—	—	(58,919)	—
Issuance of common stock under employee stock purchase plans	—	—	—	—	621,463	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	—	—	—	—	1,436,581	—	—	—	210,861	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	426,968	—	—	—	—	—	6,374	—	—	—	6,374
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(17,393)	—	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	43,582	—	—	—	43,582
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(42,075)	—	—	42,075	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	278	—	112	390
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,635)	(26,690)	(75,325)
Balance at June 30, 2019	—	$—	—	$—	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,558	$237	$(394,048)	$74,346	$280,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Six Months Ended June 30, 2018

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

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
		(Restated)

Operating activities
Net loss	$(75,325)	$(78,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,196	4,358
Amortization of acquired intangible assets	1,609	6,665
Amortization of course creation costs	1,190	930
Equity-based compensation	43,000	32,352
Amortization of deferred contract acquisition costs	11,311	—
Amortization of debt discount and issuance costs	8,294	1,215
Investment discount and premium amortization, net	(706)	—
Provision for doubtful accounts	22	358
Deferred tax benefit	21	(64)
Debt extinguishment costs	—	4,180
Other	257	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	7,116	1,335
Deferred contract acquisition costs	(11,430)	—
Prepaid expenses and other assets	(4,194)	(3,858)
Accounts payable	1,070	(588)
Accrued expenses and other liabilities	(2,374)	(2,839)
Accrued author fees	1,299	617
Deferred revenue	13,003	17,500
Net cash used in operating activities	(1,641)	(16,217)
Investing activities
Purchases of property and equipment	(4,590)	(4,574)
Purchases of content library	(2,441)	(1,504)
Cash paid for acquisition, net of cash acquired	(163,871)	—
Purchases of investments	(317,080)	—
Proceeds from sales of investments	4,967	—
Net cash used in investing activities	(483,015)	(6,078)
Financing activities
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	616,654	—
Purchase of capped calls related to issuance of convertible senior notes	(69,432)	—
Proceeds from issuance of common stock from employee equity plans	14,631	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	332,080
Payments of costs related to initial public offering	—	(3,085)
Borrowings of long-term debt	—	20,000
Repayments of long-term debt	—	(137,710)
Payments of debt extinguishment costs	—	(2,162)
Payments of debt issuance costs	—	(450)
Payments to settle equity appreciation rights	—	(325)
Taxes paid related to net share settlement	—	(78)
Other	(7)	(8)
Net cash provided by financing activities	561,846	208,262
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22	(86)
Net increase in cash, cash equivalents, and restricted cash	77,212	185,881
Cash, cash equivalents, and restricted cash, beginning of period	211,071	28,477
Cash, cash equivalents, and restricted cash, end of period	$288,283	$214,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
		(Restated)

Supplemental cash flow disclosure:
Cash paid for interest	$—	$4,271
Cash paid for income taxes, net	$228	$172
Supplemental disclosure of non-cash investing and financing activities:
Property acquired under build-to-suit agreements	$15,900	$—
Unpaid capital expenditures	$967	$568
Equity-based compensation capitalized as internal-use software	$582	$—
Unrealized gains on investments	$379	$—
Conversion of redeemable convertible preferred units	$—	$582,041
Redeemable convertible preferred unit accretion	$—	$176,275
Costs related to initial public offering, accrued but not yet paid	$—	$4,009
Issuance of warrants to purchase shares of Class A common stock	$—	$984
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$260,313	$213,645
Restricted cash	27,970	713
Total cash, cash equivalents, and restricted cash	$288,283	$214,358
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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units of Pluralsight Holdings into a single class of common units. See Note 13—Stockholders' Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 13—Stockholders' Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members' LLC Units on its consolidated financial statements. As of June 30, 2019, Pluralsight, Inc. owned 73.5% of Pluralsight Holdings and the Continuing Members owned the remaining 26.5% of Pluralsight Holdings.
As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Pluralsight, Inc. had no operations.
Secondary Offering
In March 2019, the Company completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $0.9 million in costs were incurred by Pluralsight in connection with this offering. In connection with the secondary offering, the Company issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 in a private placement to qualified institutional buyers exempt from registration under the Securities Act. See Note 11—Convertible Senior Notes and Other Long-Term Debt for additional details.

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018 included in Pluralsight, Inc.'s Annual Report on Form 10-K/A, as filed with the SEC on June 27, 2019 ("Annual Report").
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2019, and the interim condensed consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members' deficit, and stockholders' equity, for the three and six months ended June 30, 2019 and 2018, and the interim condensed consolidated cash flows for the six months ended June 30, 2019 and 2018, are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.
Revision of Prior Period Financial Statements
In June 2019, the Company identified an error in equity-based compensation expense for the three months ended March 31, 2019 related to the attribution of equity-based compensation with respect to certain restricted stock units containing double-trigger vesting conditions. The Company had incorrectly recognized expense using a straight-line attribution method rather than on a tranche-by-tranche basis for certain awards with a performance condition, resulting in an understatement of equity-based compensation expense of $0.7 million for the three months ended March 31, 2019. The correction increased sales and marketing, technology and content, and general and administrative expenses for the three months ended March 31, 2019 by $0.1 million, $0.2 million, and $0.4 million, respectively. The correction increased loss from operations, loss before income taxes, and net loss by $0.7 million in the three months ended March 31, 2019. Of the increase in net loss, $0.3 million is attributable to non-controlling interests and the remaining $0.4 million is attributable to Pluralsight, Inc. Net loss per share, basic and diluted for the three months ended March 31, 2019 remained at $0.25 after the correction. Additional paid-in capital and accumulated deficit also each increased by $0.4 million resulting in no net impact to total stockholders’ equity as of March 31, 2019. The correction did not impact the total grant date fair value of these awards, revenue, or total cash flows provided by (used in) operating, investing, or financing activities. Management does not believe that this error and related correction were material to the condensed consolidated financial statements for the three months ended March 31, 2019 taken as a whole; therefore, the previously issued condensed consolidated financial statements can continue to be relied upon and an amendment of the previously filed Quarterly Report on Form 10-Q is not required. However, for comparability, these revised amounts will be reflected in the March 31, 2020 Quarterly Report on Form 10-Q that will contain such information, and the amounts discussed above have been appropriately reflected as of and for the six months ended June 30, 2019.
.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, fair value of the liability and equity components of the convertible senior notes, the valuation of build-to-suit leases, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of long-lived assets, the impairment of long-

lived and intangible assets, including goodwill, the period of benefit for deferred contract acquisition costs, provisions for doubtful accounts receivable and deferred revenue, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 1—Description of Business and Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2019, except as noted below.
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
The Company’s subscription arrangements generally do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. Access to the Company's platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company's subscription contracts typically vary from one month to three years. The Company’s arrangements are generally noncancellable and nonrefundable.
Subscriptions that allow the customer to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to the software, access to unspecified future products and maintenance and support. Revenue for on-premise software subscriptions is recognized at a point in time when the software is made available to the customer. Revenue for access to unspecified future products, maintenance and support included with on-premise software subscriptions is recognized ratably over the contract term beginning on the date that the access is made available to the customer.
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
Deferred Revenue
The Company records contract liabilities to deferred revenue when cash payments are received or billings are due in advance of revenue recognition from subscription services described above, including amounts billed to customers in accordance with the terms of the underlying contracts where the service period has not yet commenced but will commence in the near future. Deferred revenue is recognized when, or as, performance obligations are satisfied. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as non-current deferred revenue.

Cash, Cash Equivalents, Restricted Cash and Investments
The Company considers all highly-liquid investments with a maturity at the time of purchase of 90 days or less to be cash and cash equivalents. Cash consists of deposits with financial institutions. Cash equivalents and investments consist of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Cash and cash equivalents that are restricted as to withdrawal or usage are presented as restricted cash on the condensed consolidated balance sheets.
The Company classifies investments as available-for-sale securities. Investments with original maturities beyond 90 days are classified as short-term or long-term investments based on the nature of the securities and their stated maturities. Investments are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within stockholders’ equity.
Investments are reviewed periodically to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the cost of an individual investment exceeds its fair value, the Company considers available quantitative and qualitative factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that a decline in fair value is determined to be other-than-temporary, the investments are written down to fair value. There were no impairments recognized on investments during the periods presented.
Interest income, amortization of premiums and discounts, realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in other income, net in the condensed consolidated statements of operations. The Company uses the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
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
Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of four years while commissions paid related to renewal contracts are amortized over an estimated period of benefit of approximately 18 months. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
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

Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $4.4 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively, and $8.0 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively.
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
The following table summarizes the adjustments made to the Company's condensed consolidated balance sheet as of January 1, 2019 as a result of applying the modified retrospective method to adopt ASC 606 (in thousands):

	As Reported	Adjustments		As Adjusted
	December 31, 2018	Revenue Recognition	Incremental Costs of Obtaining a Contract	January 1, 2019

Accounts receivable, net	$63,436	$33	$—	$63,469
Deferred contract acquisition costs, net	—	—	16,461	16,461
Deferred contract acquisition costs, noncurrent, net	—	—	3,751	3,751
Deferred revenue	157,695	(389)	—	157,306
Deferred revenue, noncurrent	14,886	—	—	14,886
Accumulated deficit	(355,446)	205	9,828	(345,413)
Non-controlling interests	107,167	217	10,384	117,768
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
Refer to Note 4—Revenue for the ongoing impacts of adopting ASC 606 on the condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. For public business entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Due to an expected loss in the Company's emerging growth status as of December 31, 2019, the Company anticipates adopting the standard on December 31, 2019 for the year ended December 31, 2019. The Company is currently evaluating the potential changes to its future financial reporting and disclosures from this ASU. As part of its preliminary assessment, the Company expects to record right-of-use assets and lease liabilities for its operating leases as a result of adopting this standard. While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its consolidated financial statements at this time.

Note 3. Restatement of Condensed Consolidated Financial Statements
The Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, along with the accompanying footnotes, have been restated herein to correct a material error.
As described in the Company's Annual Report on Form 10-K/A, the Board of Directors of Pluralsight, Inc., in consultation with the Audit Committee of the Board, reached a determination on June 13, 2019 that the Company's consolidated financial statements and related disclosures for the year ended December 31, 2018, and the condensed consolidated financial statements for each of the quarterly and year-to-date periods ended June 30 and September 30, 2018, contained a material error in recognizing non-cash equity-based compensation resulting in an understatement of net loss. This non-cash equity-based compensation error related to the incorrect timing of recognition of expense for certain RSUs, which expense was initially recognized on a straight-line attribution basis. Upon further review, management determined that the non-cash equity-based compensation expense for such RSUs should have been recognized on a tranche-by-tranche basis ("accelerated attribution method") because the RSUs have a graded-vesting schedule and contain a performance condition. The impact of correcting the attribution shifts the non-cash equity-based compensation expense to earlier reporting periods, while the total cumulative expense expected to be recognized over the service period will remain the same.
The Company previously restated the financial statements for the year ended December 31, 2018 in its Annual Report on Form 10-K/A as filed on June 27, 2019, and included detailed disclosure of the restatement impact on the consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2018 and September 30, 2018. However, because the Company did not amend its Quarterly Reports on Form 10-Q for the period ended June 30, 2018, the effects of the restatement on the condensed consolidated financial statements for such interim period are reflected in the comparative interim financial statements contained herein.
The following tables present the effects of the restatement on the Company's unaudited condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2018, and on the unaudited condensed consolidated statements of redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for the six months ended June 30, 2018.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

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
________________________

(1)
Net loss per share, basic and diluted and weighted-average common shares used in computing basic and diluted net loss per share for the three and six months ended June 30, 2018 reflect only the activity for the portion of the period following Pluralsight, Inc.'s initial public offering and the Reorganization Transactions described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(43,796)	$(11,424)	$(55,220)	$(66,954)	$(11,424)	$(78,378)
Other comprehensive loss:
Foreign currency translation losses, net	(63)	—	(63)	(58)	—	(58)
Comprehensive loss	$(43,859)	$(11,424)	$(55,283)	$(67,012)	$(11,424)	$(78,436)
Less: Comprehensive loss attributable to non-controlling interests	(12,727)	(1,204)	(13,931)	(12,727)	(1,204)	(13,931)
Comprehensive loss attributable to Pluralsight, Inc.	$(31,132)	$(10,220)	$(41,352)	$(54,285)	$(10,220)	$(64,505)

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit
As Previously Reported for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,773	—	—	—	7,773
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,893)	—	—	3,893	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,588)	(12,706)	(24,294)
Balance at June 30, 2018	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$436,177	$(16)	$(321,704)	$125,395	$239,865

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
Restatement Adjustments for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,123	—	—	—	—	—	—	—	—	—	—	9,123
Accretion of Series A redeemable convertible preferred units	—	—	—	(9,123)	—	—	—	—	—	—	—	—	9,123	—	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Effect of the Reorganization Transactions and initial public offering:															—
Effect of the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,301	—	—	—	2,301
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,204)	—	—	1,204	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,097)	(1,204)	(2,301)
Balance at June 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	$1,097	$—	$(1,097)	$—	$—

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
As Restated for the Six Months Ended June 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,677	—	—	—	324,679
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	10,074	—	—	—	10,074
Adjustment to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(5,097)	—	—	5,097	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(19)	—	(21)	(40)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(12,685)	(13,910)	(26,595)
Balance at June 30, 2018, as restated	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$437,274	$(16)	$(322,801)	$125,395	$239,865

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(66,954)	$(11,424)	$(78,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,358	—	4,358
Amortization of acquired intangible assets	6,665	—	6,665
Amortization of course creation costs	930	—	930
Equity-based compensation	20,928	11,424	32,352
Provision for doubtful accounts	358	—	358
Amortization of debt discount and debt issuance costs	1,215	—	1,215
Debt extinguishment costs	4,180	—	4,180
Deferred tax benefit	(64)	—	(64)
Changes in assets and liabilities:
Accounts receivable	1,335	—	1,335
Prepaid expenses and other assets	(3,858)	—	(3,858)
Accounts payable	(588)	—	(588)
Accrued expenses and other liabilities	(2,839)	—	(2,839)
Accrued author fees	617	—	617
Deferred revenue	17,500	—	17,500
Net cash used in operating activities	(16,217)	—	(16,217)
Investing activities
Purchases of property and equipment	(4,574)	—	(4,574)
Purchases of content library	(1,504)	—	(1,504)
Net cash used in investing activities	(6,078)	—	(6,078)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	332,080
Payments of costs related to initial public offering	(3,085)	—	(3,085)
Borrowings of long-term debt	20,000	—	20,000
Repayments of long-term debt	(137,710)	—	(137,710)
Payments of debt extinguishment costs	(2,162)	—	(2,162)
Payments of debt issuance costs	(450)	—	(450)
Payments to settle equity appreciation rights	(325)	—	(325)
Taxes paid related to net share settlement	(78)	—	(78)
Payments of facility financing obligation	(8)	—	(8)
Net cash provided by financing activities	208,262	—	208,262
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(86)	—	(86)
Net increase in cash, cash equivalents, and restricted cash	185,881	—	185,881
Cash, cash equivalents, and restricted cash, beginning of period	28,477	—	28,477
Cash, cash equivalents, and restricted cash, end of period	$214,358	$—	$214,358

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

Note 4. Revenue
Effect of Adopting ASC 606
The adoption of ASC 606 resulted in changes to the Company's condensed consolidated balance sheet as of June 30, 2019 and its statement of operations for the three and six months ended June 30, 2019 due to the timing of revenue recognition and the capitalization of incremental costs of obtaining contracts. In addition, there were offsetting shifts in the statement of cash flows through net loss and various changes in operating assets and liabilities, which resulted in no impact on the total cash provided by operating activities. Refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of the primary impacts resulting from the adoption of ASC 606.
The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and six months ended June 30, 2019 by ASC 606 (in thousands, except per share data):
Condensed Consolidated Balance Sheet:

	June 30, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Accounts receivable, net	$57,625	$56,890	$735
Goodwill(1)	261,722	262,945	(1,223)
Deferred contract acquisition costs, net	17,079	—	17,079
Deferred contract acquisition costs, noncurrent, net	3,252	—	3,252
Deferred revenue	172,310	173,619	(1,309)
Deferred revenue, noncurrent	13,748	13,748	—
Accumulated deficit	(394,048)	(409,595)	15,547
Non-controlling interest	74,346	68,741	5,605

(1)
Reflects the difference in Goodwill from applying ASC 606 to the deferred revenue balance acquired from GitPrime, Inc. See Note 9 for additional details. The difference in deferred revenue under ASC 606 is primarily due to the timing of recognition for subscriptions that allow the customer to install the software on premise without significant penalty.

Condensed Consolidated Statement of Operations:

	Three Months Ended June 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$75,862	$75,744	$118
Operating expenses:
Sales and marketing	49,994	50,129	(135)
Loss from operations	(37,320)	(37,573)	253
Net loss	(41,120)	(41,373)	253
Less: Net loss attributable to non-controlling interests	(11,740)	(11,812)	72
Net loss attributable to Pluralsight, Inc.	(29,380)	(29,561)	181
Net loss per share, basic and diluted	$(0.30)	$(0.30)	$—
Weighted-average common shares used in computing basic and diluted net loss per share	97,608	97,608	—

	Six Months Ended June 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$145,479	$145,080	$399
Operating expenses:
Sales and marketing	94,125	94,244	(119)
Loss from operations	(70,961)	(71,479)	518
Net loss	(75,325)	(75,843)	518
Less: Net loss attributable to non-controlling interests	(26,690)	(26,878)	188
Net loss attributable to Pluralsight, Inc.	(48,635)	(48,965)	330
Net loss per share, basic and diluted	$(0.56)	$(0.56)	$—
Weighted-average common shares used in computing basic and diluted net loss per share	86,827	86,827	—

Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Net loss	$(75,325)	$(75,843)	$518
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred contract acquisition costs	11,311	—	11,311
Changes in assets and liabilities:
Accounts receivable	7,116	7,118	(2)
Deferred contract acquisition costs	(11,430)	—	(11,430)
Deferred revenue	13,003	13,400	(397)
Cash used in operating activities	(1,641)	(1,641)	—

Disaggregation of Revenue
Subscription revenue accounted for approximately 97% and 98% of the Company's revenue for the three and six months ended June 30, 2019, respectively.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

United States	$47,255	62%	$33,955	64%
Europe, Middle East and Africa(1)	20,904	28%	14,595	27%
Other foreign locations	7,703	10%	5,022	9%
Total revenue	$75,862	100%	$53,572	100%

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

United States	$90,836	63%	$65,533	64%
Europe, Middle East and Africa(1)	39,890	27%	28,120	27%
Other foreign locations	14,753	10%	9,563	9%
Total revenue	$145,479	100%	$103,216	100%

(1)
Revenue from the United Kingdom represented 11% of revenue for the three and six months ended June 30, 2019 and 2018. No other foreign country accounted for 10% or more of revenue during the three and six months ended June 30, 2019 and 2018.

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Business customers	$64,528	$42,859	$123,095	$81,737
Individual customers	11,334	10,713	22,384	21,479
Total revenue	$75,862	$53,572	$145,479	$103,216
Contract Balances
For the three and six months ended June 30, 2019, the Company recognized revenue of $65.4 million and $104.9 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period. In connection with the acquisition of GitPrime, the Company acquired contract assets of $0.7 million, which are presented within accounts receivable, and deferred revenue of $1.4 million.
Remaining Performance Obligations
As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $254.9 million. The Company expects to recognize 74% of the transaction price over the next 12 months.
Costs to Obtain and Fulfill a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

Balance as of January 1, 2019	$20,212
Capitalization of contract acquisition costs	11,430
Amortization of deferred contract acquisition costs	(11,311)
Balance as of June 30, 2019	$20,331
Note 5. Cash Equivalents and Investments
Cash equivalents, short-term investments, and long-term investments consisted of the following as of June 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$107,067	$—	$—	$107,067
Commercial paper	84,884	—	—	84,884
U.S. treasury securities	49,904	6	—	49,910
Total cash equivalents	$241,855	$6	$—	$241,861
Short-term investments
Commercial paper	$43,576	$—	$—	$43,576
U.S. treasury securities	119,298	91	—	119,389
Corporate notes and obligations	98,792	159	(7)	98,944
U.S. agency obligations	14,901	8	—	14,909
Total short-term investments	$276,567	$258	$(7)	$276,818
Long-term investments
Corporate notes and obligations	$25,532	$121	$—	$25,653
U.S. agency obligations	10,000	1	—	10,001
Total long-term investments	$35,532	$122	$—	$35,654

Total cash equivalents and investments	$553,954	$386	$(7)	$554,333
The amortized cost and fair value of the Company's investments based on their stated maturities consisted of the following as of June 30, 2019 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$276,567	$276,818
Due between one and two years	35,532	35,654
Total investments	$312,099	$312,472

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company evaluates, among others, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with its investments as of June 30, 2019.
Note 6. Fair Value Measurements
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$107,067	$—	$—	$107,067
Commercial paper	—	84,884	—	84,884
U.S. treasury securities	—	49,910	—	49,910
Total cash equivalents	$107,067	$134,794	$—	$241,861
Short-term investments
Commercial paper	$—	$43,576	$—	$43,576
U.S. treasury securities	—	119,389	—	119,389
Corporate notes and obligations	—	98,944	—	98,944
U.S. agency obligations	—	14,909	—	14,909
Total short-term investments	$—	$276,818	$—	$276,818
Long-term investments
Corporate notes and obligations	$—	$25,653	$—	$25,653
U.S. agency obligations	—	10,001	—	10,001
Total long-term investments	$—	$35,654	$—	$35,654

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$185,405	$—	$—	$185,405
Convertible Senior Notes
As of June 30, 2019, the estimated fair value of the convertible senior notes was $668.0 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's condensed consolidated balance sheet. Refer to Note 11—Convertible Senior Notes and Other Long-Term Debt for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 7. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Prepaid expenses	$11,531	$7,931
Other current assets	1,584	392
Prepaid expenses and other current assets	$13,115	$8,323
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Accrued compensation	$14,231	$22,285
Accrued income and other taxes payable	5,786	5,408
Accrued other current liabilities	9,315	4,354
Accrued expenses	$29,332	$32,047

Note 8. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Computer equipment	$10,603	$9,369
Software	2,034	2,031
Capitalized internal-use software costs	17,402	13,880
Furniture and fixtures	5,734	5,478
Buildings	11,251	11,251
Leasehold improvements	1,607	1,490
Construction in progress	2,222	1,671
Build-to-suit lease asset under construction	24,181	8,281
Total property and equipment	75,034	53,451
Less: Accumulated depreciation	(26,006)	(21,810)
Property and equipment, net	$49,028	$31,641
Depreciation expense totaled $2.1 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively.
Note 9. Acquisition of GitPrime, Inc.
On May 9, 2019, the Company completed the acquisition of GitPrime, Inc. ("GitPrime"), a leading provider of developer productivity software. Under the terms of the agreement, the Company acquired all of the outstanding stock of GitPrime for approximately $163.9 million in cash, excluding cash acquired and working capital adjustments.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is attributable to GitPrime's assembled workforce and synergies acquired, and is not deductible for income tax purposes. The preliminary amount of consideration transferred is subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period.
The Company engaged third party valuation specialists to assist in management's analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Value

Cash and cash equivalents	$5,290
Accounts receivable	1,798
Other assets acquired	207
Property and equipment	223
Goodwill	138,603
Intangible assets	24,800
Other liabilities assumed	(393)
Deferred revenue	(1,367)
Total fair value of net assets acquired	$169,161
The useful lives, primarily based on the period of benefit to the Company, and fair values of the identifiable intangible assets at acquisition date were as follows (in thousands, except years):

	Fair Value of Intangible Assets Acquired	Useful Lives

Technology	$24,000	5 years
Customer relationships	800	4 years
Total fair value of intangible assets acquired	$24,800
The fair value of the technology acquired in the acquisition was determined using the excess earnings model and the customer relationships acquired was determined using a distributor model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, customer attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by ASC 820.
During the three and six months ended June 30, 2019, the Company incurred acquisition costs of $0.8 million. These costs include legal, accounting fees and other costs directly related to the acquisition and are classified within general and administrative expenses in the Company's condensed consolidated statements of operations.
The condensed consolidated statements of operations includes the results of GitPrime from the acquisition date. During the three and six months ended June 30, 2019, the condensed consolidated statements of operations includes revenue from GitPrime of approximately $0.4 million. Due to the continued integration of the combined businesses, the information needed to determine earnings of GitPrime included in the condensed consolidated statements of operations was unavailable.
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2018. It includes pro forma adjustments related to the amortization of acquired intangible assets, equity-based compensation expense, adjustments for ASC 606, and fair value adjustments for deferred revenue. The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable, however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2018, or of future results of operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended Jun 30,
	2019	2018	2019	2018

Revenue	$77,100	$54,205	$149,369	$104,352
Net loss	(42,948)	(59,374)	(80,733)	(85,587)
Net loss per share, basic and diluted	$(0.32)	$(0.22)	$(0.60)	$(0.22)
Note 10. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,762	$73
Course creation costs	15,330	7,893	7,437
Total	$48,165	$40,655	$7,510
Intangible assets:
Technology	$28,500	$3,833	$24,667
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,779	771
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$7,204	$25,483

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,229	$606
Course creation costs	13,552	7,108	6,444
Total	$46,387	$39,337	$7,050
Intangible assets:
Technology	$4,500	$2,786	$1,714
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$6,128	$1,759
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $0.9 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense of course creation costs was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.
The change in the carrying amount of goodwill for the six months ended June 30, 2019 was as follows (in thousands):

Goodwill at December 31, 2018	$123,119
Goodwill recorded in connection with acquisition	138,603
Goodwill as of June 30, 2019	$261,722
Note 11. Convertible Senior Notes and Other Long-Term Debt
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

Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ended on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
During the six months ended June 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2019

Principal	$633,500
Less: Unamortized debt discount	(133,189)
Less: Unamortized issuance costs	(12,396)
Net carrying amount	$487,915
The net carrying value of the equity component of the Notes was as follows (in thousands):

June 30, 2019

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Net carrying amount	$137,033

The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Contractual interest expense	$594	$726
Amortization of debt issuance costs and discount	6,749	8,294
Total	$7,343	$9,020
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
Note 12. Commitments and Contingencies
Letters of Credit
As of June 30, 2019 and December 31, 2018, the Company had a total of $0.7 million in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $0.7 million of the Company’s cash, which is reflected as restricted cash on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
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
Based on the Company's involvement in the design and construction of the building, the Company is deemed the owner of the construction project for accounting purposes during the construction period. As a result, the Company recorded a construction in progress asset of $24.2 million and a corresponding facility financing obligation as of June 30, 2019.

In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash on the condensed consolidated balance sheet. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of June 30, 2019, the Company has recorded a deposit into restricted cash on the condensed consolidated balance sheet of $11.0 million for use in constructing tenant improvements in connection with the Draper headquarters.
Future Minimum Lease Payments
At June 30, 2019, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, and lease payments for the Company’s future headquarters in Draper, Utah were as follows (in thousands):

Year Ended December 31,

2019 (remaining six months)	2,842
2020	7,738
2021	10,032
2022	10,025
2023	9,926
Thereafter	99,324
Less: Sublease rental income	(884)
Total future minimum lease payments	$139,003
Rent expense under operating leases was $1.6 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.
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
Note 13. Stockholders' Equity
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
Exchanges of LLC Units
During the six months ended June 30, 2019, certain Continuing Members exchanged 33,419,553 LLC Units of Pluralsight Holdings along with their corresponding shares of Class B and Class C common stock for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B and Class C common stock.
Note 14. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. During the three and six months ended June 30, 2019, the adjustments to the non-controlling interests were primarily related to equity-based compensation, the settlement of equity-based awards, and the issuance of the convertible promissory note with Pluralsight Holdings in connection with the convertible senior notes as discussed in Note 11—Convertible Senior Notes and Other Long-Term Debt. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of June 30, 2019, the non-controlling interests of Pluralsight Holdings owned 26.5% of the outstanding LLC Units, with the remaining 73.5% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	As of June 30, 2019		As of December 31, 2018
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	101,096,472	73.5%	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	36,529,694	26.5%	68,881,732	51.4%
	137,626,166	100.0%	134,073,639	100.0%

(1) Excludes 2,321,275 and 3,195,322 LLC Units still subject to time-based vesting requirements as of June 30, 2019 and December 31, 2018, respectively
Note 15. Equity-Based Compensation
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
The unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2018	3,195,322	$7.63
Forfeited or cancelled	(17,393)	5.38
Vested	(856,654)	6.91
Unvested LLC Units outstanding—June 30, 2019	2,321,275	$7.91
As of June 30, 2019, total unrecognized equity-based compensation related to unvested LLC Units was $16.4 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Class A common shares and LLC Units vested during the six months ended June 30, 2019, was $25.2 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
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
In connection with the acquisition of GitPrime, Inc. the Company assumed all existing equity awards under the 2015 and 2018 Equity Incentive Plans of GitPrime.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options will vest ratably in equal six-month periods over a period of two years from the IPO date.

In connection with the GitPrime acquisition, the stock options granted to GitPrime employees under the 2015 and 2018 Equity Incentive Plans were automatically converted into options to purchase shares of the Company's Class A common stock, subject to appropriate adjustments to the number of shares issuable pursuant to such options and the exercise price of such options as provided in the Merger Agreement. The options are subject to time-based vesting conditions and continue to vest over the remaining vesting period of the original award ranging from two to four years.
The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance as of December 31, 2018	5,143,712	$15.00
Granted	169,762	1.47
Exercised	(426,968)	14.93
Forfeited or cancelled	(80,313)	15.00
Outstanding as of June 30, 2019	4,806,193	$14.53	8.9	$75.9
Vested and exercisable—June 30, 2019	2,109,402	$14.90	8.9	$32.5
During the six months ended June 30, 2019, the total intrinsic value of options exercised was $7.2 million. The total unrecognized equity-based compensation related to the stock options was $22.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.
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
The activity for RSUs for the six months ended June 30, 2019 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.
Balance at December 31, 2018	4,801,536	$11.11
Granted	4,784,948	31.75
Forfeited or cancelled	(400,757)	17.11
Vested	(1,273,293)	11.32
Balance at June 30, 2019	7,912,434	$23.23
Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2018	2,062,500	$8.24
Vested	(375,000)	8.24
Balance at June 30, 2019	1,687,500	$8.24
As of June 30, 2019, unrecognized compensation cost related to RSUs, including restricted share units of Pluralsight Holdings, was $154.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan
In May 2018, Pluralsight, Inc.'s board of directors adopted the Employee Stock Purchase Plan ("ESPP"). The ESPP generally provides for consecutive overlapping 24-month offering periods comprised of four six-month purchase periods. The offering periods start on the first trading day on or after May 31 and November 30 of each year.
The ESPP permits participants to elect to purchase shares of Class A common stock through fixed contributions from eligible compensation paid during each purchase period during an offering period, provided that this fixed contribution amount will not exceed 75.0% of the eligible compensation a participant receives during a purchase period, or $12,500 (increased to $25,000 for purposes of the first purchase period under the ESPP). A participant may purchase a maximum of 5,000 shares during each purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of Class A common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class A common stock on the first trading day of each offering period or on the purchase date. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.
ESPP employee payroll contributions accrued at June 30, 2019 and December 31, 2018, totaled $1.7 million and $1.5 million, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period. As of June 30, 2019, total unrecognized equity-based compensation for purchase rights committed under the ESPP was $13.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Equity-Based Compensation
Equity-based compensation was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Cost of revenue	$133	$89	$217	$89
Sales and marketing	7,952	7,356	14,228	7,895
Technology and content	5,137	4,571	8,847	4,952
General and administrative	9,510	16,963	19,708	19,416
Total equity-based compensation	$22,732	$28,979	$43,000	$32,352
Equity-based compensation capitalized as internal-use software was $0.2 million for the three months ended June 30, 2019 and $0.6 million for the six months ended June 30, 2019.
Note 16. Income Taxes
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
For the three months ended June 30, 2019 and 2018 the Company's estimated effective tax rate was (0.5)%. For the six months ended June 30, 2019 and 2018 the Company's estimated effective tax rate was (0.6)% and (0.5)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions and the full domestic valuation allowance.
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
During the six months ended June 30, 2019, certain Continuing Members exchanged 33,419,553 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through June 30, 2019. The total unrecorded TRA liability as of June 30, 2019 is approximately $250.7 million.
Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Numerator:
Net loss	$(41,120)	$(75,325)
Less: Net loss attributable to non-controlling interests	(11,740)	(26,690)
Net loss attributable to Pluralsight, Inc.	$(29,380)	$(48,635)
Denominator:
Weighted-average common shares outstanding, basic and diluted	97,608	86,827
Net loss per share:
Net loss per share, basic and diluted	$(0.30)	$(0.56)
During the three months ended June 30, 2019, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.
The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of June 30, 2019

LLC Units held by Continuing Members	38,851
Stock options	4,806
RSUs of Pluralsight, Inc.	7,912
Restricted Share Units of Pluralsight Holdings	1,688
Purchase rights committed under the ESPP	1,604
Total	54,861
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
Note 18. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company's Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued approximately $0.1 million as of June 30, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.6 million has been paid under the arrangement during the six months ended June 30, 2019.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a TRA with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units. As discussed in Note 16—Income Taxes, no amounts were paid or payable to Continuing Members under the TRA as it is more-likely-than-not that the Company’s tax benefits obtained from exchanges subject to the TRA will not be realized.

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
We have expanded our platform both organically through internal initiatives and through acquisitions, which have all been focused on adding capabilities to our offerings. In May 2019, we completed the acquisition of GitPrime, Inc., or GitPrime, a leading provider of developer productivity software for approximately $163.9 million in cash, excluding cash acquired and working capital adjustments. We believe the acquisition will enhance our platform to measure developer productivity, which will enable technology leaders to identify talent and areas of improvement within their teams, in order to enhance skills and drive productivity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Billings	$80,552	$65,297	$158,480	$120,716
Billings from business customers	$69,104	$54,623	$136,260	$99,875
% of billings from business customers	86%	84%	86%	83%
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
During the three months ended June 30, 2019, our billings growth rate declined compared to recent quarterly results, primarily due to sales execution challenges, including (i) a lower net retention rate during the three months ended June 30, 2019 than recent quarters and (ii) being slower in hiring additional sales representatives than planned for 2019. As a result of our recent performance, we reorganized our senior leadership within our sales organization and are implementing additional changes that have not yet become effective. We expect that the decline in our billings growth rate during the three months ended June 30, 2019 will have a negative impact on our revenue in future periods.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of subscriptions to our platform. A small portion of our revenue is derived from providing professional services, which generally consist of content creation or other consulting services. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably as revenue over the subscription period. Subscription terms generally range from one year to three years for business customers and one month to one year for individual customers, and begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed to multi-year agreements. Subscriptions that allow the customer to take software on-premise without significant penalty are recognized at a point in time when the software is made available to the customer.
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
Technology and Content
Technology costs consist principally of research and development activities including personnel costs, consulting services, other costs associated with platform development efforts, and allocated overhead costs. Content costs consist principally of personnel costs and other activities associated with content development, course production, curriculum direction, and allocated overhead costs. Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including software used to upgrade and enhance our platform and applications supporting our business, which are capitalized and amortized over the estimated useful lives of one to three years. We expect that our technology and content expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue as we continue to increase the functionality of and enhance our platform and develop new content and features, including the integration of the GitPrime platform into our existing product offerings. Additionally, our technology and content expense may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect technology and content expenses to decrease as a percentage of revenue over the long term.
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
Other (Expense) Income
Other (expense) income consists primarily of interest expense on the Notes and other long-term debt, gains or losses on foreign currency transactions, and interest income earned on our cash, cash equivalents, and investments.
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

	(in thousands)
Revenue	$75,862	$53,572	$145,479	$103,216
Cost of revenue(1)(2)	17,801	15,933	34,511	30,819
Gross profit	58,061	37,639	110,968	72,397
Operating expenses(1)(2):
Sales and marketing	49,994	41,857	94,125	71,324
Technology and content	24,786	18,396	45,030	31,721
General and administrative	20,601	26,002	42,774	37,294
Total operating expenses	95,381	86,255	181,929	140,339
Loss from operations	(37,320)	(48,616)	(70,961)	(67,942)
Other (expense) income:
Interest expense	(7,697)	(2,424)	(9,721)	(6,134)
Loss on debt extinguishment	—	(4,085)	—	(4,085)
Other income, net	4,040	48	5,654	35
Loss before income taxes	(40,977)	(55,077)	(75,028)	(78,126)
Provision for income taxes	(143)	(143)	(297)	(252)
Net loss	$(41,120)	$(55,220)	$(75,325)	$(78,378)

(1)	Includes equity-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

	(in thousands)
Cost of revenue	$133	$89	$217	$89
Sales and marketing	7,952	7,356	14,228	7,895
Technology and content	5,137	4,571	8,847	4,952
General and administrative	9,510	16,963	19,708	19,416
Total equity-based compensation	$22,732	$28,979	$43,000	$32,352

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$702	$2,961	$1,227	$5,923
Sales and marketing	29	194	29	389
Technology and content	176	177	353	353
Total amortization of acquired intangible assets	$907	$3,332	$1,609	$6,665

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Revenue	100%	100%	100%	100%
Cost of revenue	23	30	24	30
Gross profit	77	70	76	70
Operating expenses:
Sales and marketing	66	78	65	69
Technology and content	33	34	31	31
General and administrative	27	49	29	36
Total operating expenses	126	161	125	136
Loss from operations	(49)	(91)	(49)	(66)
Other (expense) income:
Interest expense	(10)	(5)	(7)	(6)
Loss on debt extinguishment	—	(8)	—	(4)
Other income (expense), net	5	—	4	—
Loss before income taxes	(54)	(104)	(52)	(76)
Provision for income taxes	—	—	—	—
Net loss	(54)%	(104)%	(52)%	(76)%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$75,862	$53,572	$22,290	42%
Revenue was $75.9 million for the three months ended June 30, 2019, compared to $53.6 million for the three months ended June 30, 2018, an increase of $22.3 million, or 42%. The increase in revenue was primarily due to a $21.7 million, or 51%, increase in revenue from business customers, driven by an increase of 2,228 business customers from 15,507 business customers as of

June 30, 2018 to 17,735 business customers as of June 30, 2019, as well as increased sales to our existing business customers. In addition, there was an increase of $0.6 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Cost of revenue	$17,801	$15,933	$1,868	12%
Gross profit	58,061	37,639	20,422	54%
Cost of revenue was $17.8 million for the three months ended June 30, 2019, compared to $15.9 million for the three months ended June 30, 2018, an increase of $1.9 million, or 12%. The increase in cost of revenue was primarily due to an increase of $2.8 million in author fees and an increase of $0.4 million in depreciation of capitalized software development costs. These increases were partially offset by a decrease of $2.1 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $58.1 million for the three months ended June 30, 2019, compared to $37.6 million for the three months ended June 30, 2018, an increase of $20.4 million, or 54%. The increase in gross profit was the result of the increase in our revenue during the three months ended June 30, 2019. Gross margin increased from 70% for the three months ended June 30, 2018 to 77% for the three months ended June 30, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Sales and marketing	$49,994	$41,857	$8,137	19%
Technology and content	24,786	18,396	6,390	35%
General and administrative	20,601	26,002	(5,401)	(21)%
Total operating expenses	$95,381	$86,255	$9,126	11%
Sales and Marketing
Sales and marketing expenses were $50.0 million for the three months ended June 30, 2019, compared to $41.9 million for the three months ended June 30, 2018, an increase of $8.1 million, or 19%. The increase was primarily due to an increase of $5.9 million in employee compensation costs, including $0.6 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $2.5 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $0.5 million in marketing and event costs.
Technology and Content
Technology and content expenses were $24.8 million for the three months ended June 30, 2019, compared to $18.4 million for the three months ended June 30, 2018, an increase of $6.4 million, or 35%. The increase was primarily due to an increase of $5.6 million in employee compensation costs, including $0.6 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $0.5 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by an increase of $0.4 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $20.6 million for the three months ended June 30, 2019, compared to $26.0 million for the three months ended June 30, 2018, a decrease of $5.4 million, or 21%. The decrease was primarily due to a decrease of $7.5 million in equity-based compensation. The decrease in equity-based compensation is primarily due to a cumulative catch-up adjustment that was recorded during the three months ended June 30, 2018 upon completion of the IPO. In addition, there was an increase of $0.8 million related to costs associated with our merger with GitPrime, and an increase of $0.6 million related to allocated overhead costs primarily driven by our headcount growth.

Other (Expense) Income

	Three Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(7,697)	$(2,424)	$(5,273)	218%
Loss on debt extinguishment	—	(4,085)	4,085	NM
Other income, net	4,040	48	3,992	NM
Interest expense increased primarily as a result of the increase in interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. This increase is partially offset by a decrease in interest expense as a result of repayment of long-term debt in May 2018. In connection with the repayment, we incurred a loss on debt extinguishment of $4.1 million.
Other income, net increased primarily as a result of the additional interest income earned from our increased cash, cash equivalents, and investments as a result of net proceeds from our IPO and the issuance of the Notes.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$145,479	$103,216	$42,263	41%
Revenue was $145.5 million for the six months ended June 30, 2019, compared to $103.2 million for the six months ended June 30, 2018, an increase of $42.3 million, or 41%. The increase in revenue was primarily due to a $41.4 million, or 51%, increase in revenue from business customers, driven by an increase of 2,228 business customers from 15,507 business customers as of June 30, 2018 to 17,735 business customers as of June 30, 2019, as well as increased sales to our existing business customers. In addition, there was an increase of $0.9 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Cost of revenue	$34,511	$30,819	$3,692	12%
Gross profit	110,968	72,397	38,571	53%
Cost of revenue was $34.5 million for the six months ended June 30, 2019, compared to $30.8 million for the six months ended June 30, 2018, an increase of $3.7 million, or 12%. The increase in cost of revenue was primarily due to an increase of $5.8 million in author fees and an increase of $0.8 million in depreciation of capitalized software development costs. These increases were partially offset by a decrease of $4.4 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $111.0 million for the six months ended June 30, 2019, compared to $72.4 million for the six months ended June 30, 2018, an increase of $38.6 million, or 53%. The increase in gross profit was the result of the increase in our revenue during the six months ended June 30, 2019. Gross margin increased from 70% for the six months ended June 30, 2018 to 76% for the six months ended June 30, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Sales and marketing	$94,125	$71,324	$22,801	32%
Technology and content	45,030	31,721	13,309	42%
General and administrative	42,774	37,294	5,480	15%
Total operating expenses	$181,929	$140,339	$41,590	30%
Sales and Marketing
Sales and marketing expenses were $94.1 million for the six months ended June 30, 2019, compared to $71.3 million for the six months ended June 30, 2018, an increase of $22.8 million, or 32%. The increase was primarily due to an increase of $20.1 million in employee compensation costs, including $6.3 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $4.5 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $0.6 million due to additional travel expenses related to additional headcount. These increases were partially offset by a decrease of $0.9 million in marketing expenses as a result of optimizing our digital marketing expenditures to more efficient channels, and a decrease of $0.4 million in amortization of acquired intangible assets and course creation costs.
Technology and Content
Technology and content expenses were $45.0 million for six months ended June 30, 2019, compared to $31.7 million for the six months ended June 30, 2018, an increase of $13.3 million, or 42%. The increase was primarily due to an increase of $13.0 million in employee compensation costs, including $3.9 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $0.8 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a $1.0 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $42.8 million for the six months ended June 30, 2019, compared to $37.3 million for the six months ended June 30, 2018, an increase of $5.5 million, or 15%. The increase was primarily due to an increase of $1.8 million in employee compensation costs, including $0.3 million in equity-based compensation. In addition, there was an increase of $0.9 million related to allocated overhead costs primarily driven by our headcount growth, an increase of $0.9 million related to costs associated with a secondary offering, an increase of $0.8 million related to costs associated with our acquisition of GitPrime, and an increase of $0.8 million related to professional services primarily driven by the additional costs of operating as a public company.
Other (Expense) Income

	Six Months Ended June 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(9,721)	$(6,134)	$(3,587)	58%
Loss on debt extinguishment	—	(4,085)	4,085	NM
Other income, net	5,654	35	5,619	NM
Interest expense increased primarily as a result of the increase in interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. This increase is partially offset by a decrease in interest expense as a result of repayment of long-term debt in May 2018. In connection with the repayment, we incurred a loss on debt extinguishment of $4.1 million.
Other income (expense), net increased primarily as a result of the additional interest income earned from our increased cash, cash equivalents and investments as a result of net proceeds from our IPO and the issuance of the Notes.

Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Non-GAAP gross profit	$58,909	$40,689	$112,428	$78,409
Non-GAAP gross margin	78%	76%	77%	76%
Non-GAAP operating loss	$(11,517)	$(16,305)	$(21,826)	$(28,925)
Free cash flow	$(11,142)	$(9,234)	$(8,672)	$(22,295)
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
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation, amortization of acquired intangible assets, employer payroll taxes on employee stock transactions, secondary offering costs, and acquisition-related costs. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
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

The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Gross profit, as restated (2018)	$58,061	$37,639	$110,968	$72,397
Equity-based compensation, as restated (2018)	133	89	217	89
Amortization of acquired intangible assets	702	2,961	1,227	5,923
Employer payroll taxes on employee stock transactions	13	—	16	—
Non-GAAP gross profit	$58,909	$40,689	$112,428	$78,409
Gross margin	77%	70%	76%	70%
Non-GAAP gross margin	78%	76%	77%	76%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Loss from operations, as restated (2018)	$(37,320)	$(48,616)	$(70,961)	$(67,942)
Equity-based compensation, as restated (2018)	22,732	28,979	43,000	32,352
Amortization of acquired intangible assets	907	3,332	1,609	6,665
Employer payroll taxes on employee stock transactions	1,329	—	2,773	—
Secondary offering costs	—	—	918	—
Acquisition-related costs	835	—	835	—
Non-GAAP operating loss	$(11,517)	$(16,305)	$(21,826)	$(28,925)
The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$(7,181)	$(5,793)	$(1,641)	$(16,217)
Less: Purchases of property and equipment	(2,457)	(2,706)	(4,590)	(4,574)
Less: Purchases of content library	(1,504)	(735)	(2,441)	(1,504)
Free cash flow	$(11,142)	$(9,234)	$(8,672)	$(22,295)

Liquidity and Capital Resources
As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents, restricted cash, and investments totaling $600.8 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. On May 9, 2019, we completed the acquisition of GitPrime, a leading provider of developer productivity software for approximately $163.9 million in cash, excluding cash acquired, working capital and transactions cost adjustments.
We believe our existing cash, cash equivalents, restricted cash, and investments, as well as our projected cash flows from operations, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support the expansion of sales and marketing activities, technology and content efforts, the continuing market acceptance of our platform, and future acquisitions. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.

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
The following table shows cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
		(Restated)

	(in thousands)
Net cash used in operating activities	$(1,641)	$(16,217)
Net cash used in investing activities	(483,015)	(6,078)
Net cash provided by financing activities	561,846	208,262
Effect of exchange rate change on cash, cash equivalents, and restricted cash	22	(86)
Net increase in cash, cash equivalents, and restricted cash	$77,212	$185,881
Operating Activities
Cash used in operating activities for the six months ended June 30, 2019 of $1.6 million was primarily due to a net loss of $75.3 million, offset by equity-based compensation of $43.0 million, amortization of deferred contract acquisition costs of $11.3 million, amortization of debt discount and debt issuance costs of $8.3 million, a favorable change in operating assets and liabilities of $4.5 million, and depreciation of property and equipment of $4.2 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $13.0 million and a decrease in accounts receivable of $7.1 million, partially offset by an increase in deferred contract acquisition costs of $11.4 million, an increase in prepaid expenses of $4.2 million, and a decrease in accrued expenses of $2.4 million.
Cash used in operating activities for the six months ended June 30, 2018 of $16.2 million was primarily due to a net loss of $78.4 million, partially offset by equity-based compensation of $32.4 million, a favorable change in operating assets and liabilities of $12.2 million, amortization of acquired intangible assets of $6.7 million, amortization of course creation costs of $0.9 million, and depreciation of property and equipment of $4.4 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $17.5 million and a decrease in accounts receivable of $1.3 million, partially offset by an increase in prepaid expenses of $3.9 million and a decrease in accrued expenses of $2.8 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2019 of $483.0 million was primarily due purchases of investments of $317.1 million, purchase of a business of $163.9 million, purchases of property and equipment of $4.6 million, and purchases of our content library of $2.4 million, partially offset by sales of marketable securities of $5.0 million.
Cash used in investing activities for the six months ended June 30, 2018 of $6.1 million related to purchases of property and equipment of $4.6 million and purchases of our content library of $1.5 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 of $561.8 million was due to net proceeds from the issuance of the Notes of $616.7 million and proceeds from the issuance of common stock from employee equity plans of $14.6 million, partially offset by the purchase of the Capped Calls of $69.4 million.
Cash provided by financing activities for the six months ended June 30, 2018 of $208.3 million was due to $332.1 million in net proceeds from the IPO, $20.0 million in borrowings of long-term debt, partially offset by repayments of long-term debt of $137.7 million, payments of offering costs related to the IPO of $3.1 million, and payments of debt extinguishment costs of $2.2 million.

Commitments and Contractual Obligations
Outside of our 0.375% convertible senior notes due in 2024, and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K/A. Refer to "Note 11—Convertible Senior Notes and Other Long-Term Debt" and "Note 12—Commitments and Contingencies" of our unaudited condensed consolidating financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company's significant accounting policies are discussed in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in our Annual Report on Form 10-K/A. There have been no significant changes to these policies for the three months ended June 30, 2019, except as noted in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business. Our market risk is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Swedish Krona, Australian Dollar, Singapore Dollar, Canadian Dollar, New Zealand Dollar, and Indian Rupee. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international contracts are mostly denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, we plan to begin denominating certain of our international contracts in local currencies, and over time, an increasing portion of our international contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for any of the periods presented.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2019, we had cash, cash equivalents, restricted cash, and investments of $600.8 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
As reported in our 2018 Form 10-K/A we did not maintain effective internal control over financial reporting as of December 31, 2018, as a result of a material weakness related to accounting for non-standard equity-based compensation awards which continues to exist as of June 30, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material weakness of our annual or interim financial statements will not be prevented or detected in a timely manner.
Status of Remediation Plan
During the quarter ended June 30, 2019, we implemented additional control procedures to ensure equity-based compensation awards are accounted for in accordance with GAAP. Although we have designed and implemented additional control procedures, the controls have not been in place and operated for a sufficient period to demonstrate the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
The design and implementation of the control procedures related to the accounting for equity-based compensation awards was considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on June 27, 2019, as supplemented by the section title "Risk Factors" in our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019. The following risk factors supplement and should be read in conjunction with those risk factors referenced above.
Recent and future acquisitions could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
On May 9, 2019, we completed the acquisition of GitPrime. As part of our business strategy, we may in the future seek to acquire or invest in businesses, people, or technologies that we believe could complement or expand our platform, enhance our content library or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Any integration process may result in unforeseen operating difficulties and require significant time and resources and, although we have been successful in the past, we may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business in connection with any future acquisition.
We may also not achieve the anticipated benefits from the acquired business, including our acquisition of GitPrime, due to a number of factors, including, among others:
•costs or liabilities associated with the acquisition;
•diversion of management’s attention from other business concerns;
•inability to integrate or benefit from acquired content, technologies, or services in a profitable manner;
•harm to our existing relationships with authors and customers as a result of the acquisition;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•difficulty converting the customers of the acquired business onto our platform and contract terms;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•the use of substantial portions of our available cash or equity to consummate the acquisition.
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
The integration of GitPrime presents significant challenges.
In connection with our acquisition of GitPrime, there is a significant degree of difficulty inherent in the process of integrating GitPrime with our company. These difficulties include:
•the integration of GitPrime with our current business while carrying on the ongoing operations of Pluralsight;
•integrating the business cultures of both companies, which may prove to be incompatible;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, and payroll systems;

•	the potential difficulty in retaining key officers and personnel.
The process of integrating operations could cause an interruption of, or loss of momentum in, our ongoing business activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the business of our company, serve the existing businesses, or develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
Our successful or cost-effective integration of GitPrime cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations going forward.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to broaden our customer base, particularly our business customer base, and achieve broader market acceptance of our platform will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel has and will require significant time, expense, and attention. We have recently made changes to our sales senior leadership team. These changes have the potential to disrupt our operations due to operational and administrative inefficiencies, added costs, and loss of personnel with deep institutional knowledge, all of which could result in significant disruptions to our operations.

We also plan to dedicate significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as search engine and email marketing, online banner and video advertising, user events such as our annual user conference, Pluralsight LIVE, and webinars. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, if our sales and marketing programs are not effective, or if we are not able to successfully integrate new senior leadership to our sales organization, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

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

To the extent our competitors develop products that our prospective customers view as equivalent or superior to our platform, our average sales cycle may increase. Additionally, if a key sales member leaves our employment or if our primary point of contact at a customer or potential customers leaves his or her employment, our sales cycle may be further extended or customer opportunities may be lost. As a result of the buying behavior of enterprises and the efforts of our sales force and partners to meet or exceed their sales objectives by the end of each fiscal quarter, we have historically received and generated a substantial portion of billings during the last month of each fiscal quarter, often the last two weeks of the quarter. These transactions may not close as expected or may be delayed in closing. The unpredictability of the timing of customer purchases, particularly large purchases, could cause our billings and revenue to vary from period to period or to fall below expected levels for a given period, which will adversely affect our business, results of operations, and financial condition. For example, during the second quarter 2019 we experienced a decline in our billings growth rate compared to recent quarterly results primarily due to sales execution challenges. As a result, we have made changes to our sales senior leadership team. However, our billing growth rate could continue to decline if these measures are not successful.
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

We received net proceeds of $616.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $69.4 million of the net proceeds to pay the cost of the capped call transactions related thereto. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. On May 9, 2019, we completed the acquisition of GitPrime, a leading provider of developer productivity software for approximately $163.9 million in cash, excluding cash acquired, working capital and transactions cost adjustments.

Item 5. Other Information
On April 30, 2019, our board of directors amended and restated the Pluralsight, Inc. 2018 Equity Incentive Plan, Pluralsight, Inc. 2017 Equity Incentive Plan, Pluralsight Holdings, LLC Incentive Unit Plan and Pluralsight Holdings, LLC Restricted Share Unit Agreement with Aaron Skonnard to provide for a vesting acceleration benefit upon a participant’s death subject to the terms and conditions set forth therein. Pursuant to this new vesting acceleration benefit, if a participant dies, such participant’s outstanding and unvested equity awards subject to time-based vesting under the applicable equity plans or arrangements will accelerate and fully vest, subject to the limitations and conditions set forth in the applicable plan or arrangement, including that the fair market value of the shares or other securities that vest pursuant to this benefit may not exceed $3,000,000 in the aggregate.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of Pluralsight, Inc.	S-1	333-230057	3.3	3/4/2019
4.1	Indenture, dated March 11, 2019, between Pluralsight, Inc. and U.S. Bank National Association	8-K	001-38498	4.1	3/11/2019
4.2	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.1)	8-K	001-38498	4.1	3/11/2019
10.1	Purchase Agreement, dated March 6, 2019, by and among Pluralsight, Inc., Pluralsight Holdings, LLC and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto	8-K	001-38498	10.1	3/7/2019
10.2	Form of Capped Call Confirmation	10-Q	001-38498	10.2	5/1/2019
10.3	Agreement and Plan of Merger, dated April 30, 2019 by and among Pluralsight, Inc., Sundance Merger Sub, Inc., Gitprime, Inc. and Fortis Advisors LLC as Securityholder Representative	8-K	001-38498	2.1	5/1/2019
10.4	Pluralsight Holdings Incentive Unit Plan					X
10.5	Amended and Restated Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement					X
10.6	Amended and Restated Pluralsight, Inc. 2018 Equity Incentive Plan and related form of agreement					X
10.7	Form of Third Amended and Restated Restricted Share Unit Agreement between the Registrant, Pluralsight Holdings, and Aaron Skonnard					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
July 31, 2019		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
July 31, 2019		James Budge Chief Financial Officer