Form 10-Q
period 2019-09-30
Pluralsight, Inc.
filed 2019-10-30
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2019, the registrant had 140,628,827 shares of common stock outstanding, consisting of 101,791,676 shares of Class A common stock, 24,442,952 shares of Class B common stock, and 14,394,199 shares of Class C common stock.

PLURALSIGHT, INC.
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 6.	Exhibits	59

Signatures		60

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
This Quarterly Report on Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to improve sales management and execution;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•	our ability to successfully defend ourselves in legal proceedings;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$120,871	$194,306
Short-term investments	328,602	—
Accounts receivable, net of allowances of $2,909 and $2,501 as of September 30, 2019 and December 31, 2018, respectively	63,001	63,436
Deferred contract acquisition costs, net	17,128	—
Prepaid expenses and other current assets	12,664	8,323
Total current assets	542,266	266,065
Restricted cash	27,748	16,765
Long-term investments	84,210	—
Property and equipment, net	56,471	31,641
Content library, net	8,207	7,050
Intangible assets, net	24,057	1,759
Goodwill	261,622	123,119
Deferred contract acquisition costs, noncurrent, net	4,435	—
Other assets	1,530	1,064
Total assets	$1,010,546	$447,463
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,664	$7,160
Accrued expenses	37,635	32,047
Accrued author fees	11,294	10,002
Deferred revenue	177,523	157,695
Total current liabilities	231,116	206,904
Deferred revenue, noncurrent	17,586	14,886
Convertible senior notes, net	463,656	—
Facility financing obligations	38,225	15,777
Other liabilities	2,157	1,303
Total liabilities	752,740	238,870
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 101,638,179 shares issued and outstanding as of September 30, 2019; 65,191,907 shares issued and outstanding as of December 31, 2018	10	7
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,442,952 shares issued and outstanding as of September 30, 2019; 57,490,881 shares issued and outstanding as of December 31, 2018	2	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,289,762 shares issued and outstanding as of September 30, 2019; 14,586,173 shares issued and outstanding as of December 31, 2018	1	1
Additional paid-in capital	615,713	456,899
Accumulated other comprehensive income (loss)	185	(41)
Accumulated deficit	(426,777)	(355,446)
Total stockholders’ equity attributable to Pluralsight, Inc.	189,134	101,426
Non-controlling interests	68,672	107,167
Total stockholders’ equity	257,806	208,593
Total liabilities and stockholders' equity	$1,010,546	$447,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Revenue	$82,620	$61,553	$228,099	$164,769
Cost of revenue	17,825	15,347	52,336	46,166
Gross profit	64,795	46,206	175,763	118,603
Operating expenses:
Sales and marketing	55,727	42,632	149,852	113,956
Technology and content	27,799	18,137	72,829	49,858
General and administrative	20,817	19,818	63,591	57,112
Total operating expenses	104,343	80,587	286,272	220,926
Loss from operations	(39,548)	(34,381)	(110,509)	(102,323)
Other (expense) income:
Interest expense	(7,778)	(342)	(17,499)	(6,476)
Loss on debt extinguishment	(950)	—	(950)	(4,085)
Other income, net	2,878	654	8,532	689
Loss before income taxes	(45,398)	(34,069)	(120,426)	(112,195)
Provision for income taxes	(404)	(254)	(701)	(506)
Net loss	$(45,802)	$(34,323)	$(121,127)	$(112,701)
Less: Net loss attributable to non-controlling interests	(13,073)	(17,980)	(39,763)	(31,890)
Net loss attributable to Pluralsight, Inc.	$(32,729)	$(16,343)	$(81,364)	$(80,811)
Less: Accretion of Series A redeemable convertible preferred units	—	—	—	(176,275)
Net loss attributable to shares of Class A common stock	$(32,729)	$(16,343)	$(81,364)	$(257,086)
Net loss per share, basic and diluted(1)	$(0.32)	$(0.26)	$(0.89)	$(0.47)
Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share(1)	101,407	62,472	91,741	62,400
________________________

(1)
Net loss per share, basic and diluted and weighted-average common shares used in computing basic and diluted net loss per share for the nine months ended September 30, 2018 reflect only the activity for the portion of the period following Pluralsight, Inc.'s initial public offering and the Reorganization Transactions described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Net loss	$(45,802)	$(34,323)	$(121,127)	$(112,701)
Other comprehensive income (loss):
Unrealized gains on investments	19	—	398	—
Foreign currency translation losses, net	(90)	(39)	(79)	(97)
Comprehensive loss	$(45,873)	$(34,362)	$(120,808)	$(112,798)
Less: Comprehensive loss attributable to non-controlling interests	(13,092)	(18,001)	(39,670)	(31,932)
Comprehensive loss attributable to Pluralsight, Inc.	$(32,781)	$(16,361)	$(81,138)	$(80,866)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity
(in thousands, except share/unit amounts)
(unaudited)
Three Months Ended September 30, 2019

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2019	—	$—	—	$—	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,558	$237	$(394,048)	$74,346	$280,106
Effect of exchanges of LLC Units	—	—	—	—	116,709	—	(116,709)	—	—	—	238	—	—	(238)	—
Vesting of restricted stock units	—	—	—	—	399,052	—	—	—	102,906	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	25,946	—	—	—	—	—	245	—	—	—	245
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(104,452)	—	—	—	—	—	—	—	—
Repurchases of equity component of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(2,965)	—	—	—	(2,965)
Settlement of capped calls related to repurchases of convertible senior notes	—	—	—	—	—	—	—	—	—	—	1,284	—	—	—	1,284
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	25,009	—	—	—	25,009
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(7,656)	—	—	7,656	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(52)	—	(19)	(71)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(32,729)	(13,073)	(45,802)
Balance at September 30, 2019	—	$—	—	$—	101,638,179	$10	24,442,952	$2	14,289,762	$1	$615,713	$185	$(426,777)	$68,672	$257,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Three Months Ended September 30, 2018

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2018	—	$—	—	$—	62,915,660	$6	58,111,572	$6	14,048,138	$1	$437,274	$(16)	$(322,801)	$125,395	$239,865
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	20,744	—	—	—	20,744
Adjustments to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(11,582)	—	—	11,582	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	(21)	(39)
Other	—	—	—	—	—	—	—	—	—	—	27	—	—	—	27
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(16,343)	(17,980)	(34,323)
Balance at September 30, 2018, as restated	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$446,463	$(34)	$(339,144)	$118,976	$226,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Nine Months Ended September 30, 2019

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Impact of the adoption of ASC 606	—	—	—	—	—	—	—	—	—	—	—	—	10,033	10,601	20,634
Effect of exchanges of LLC Units	—	—	—	—	33,536,262	3	(32,926,084)	(4)	(610,178)	—	59,158	—	—	(59,157)	—
Issuance of common stock under employee stock purchase plans	—	—	—	—	621,463	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	—	—	—	—	1,835,633	—	—	—	313,767	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	452,914	—	—	—	—	—	6,619	—	—	—	6,619
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(121,845)	—	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Repurchases of equity component of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(2,965)	—	—	—	(2,965)
Settlement of capped calls related to repurchases of convertible senior notes	—	—	—	—	—	—	—	—	—	—	1,284	—	—	—	1,284
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	68,591	—	—	—	68,591
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(49,731)	—	—	49,731	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	226	—	93	319
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(81,364)	(39,763)	(121,127)
Balance at September 30, 2019	—	$—	—	$—	101,638,179	$10	24,442,952	$2	14,289,762	$1	$615,713	$185	$(426,777)	$68,672	$257,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders' Equity (Continued)
(in thousands, except share/unit amounts)
(unaudited)
Nine Months Ended September 30, 2018

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

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
		(Restated)

Operating activities
Net loss	$(121,127)	$(112,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,471	6,331
Amortization of acquired intangible assets	3,044	7,721
Amortization of course creation costs	1,841	1,437
Equity-based compensation	67,657	52,982
Amortization of deferred contract acquisition costs	17,317	—
Amortization of debt discount and issuance costs	15,120	1,215
Investment discount and premium amortization, net	(1,771)	—
Loss on debt extinguishment	950	4,085
Other	(178)	507
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,858	(10,352)
Deferred contract acquisition costs	(18,668)	—
Prepaid expenses and other assets	(3,660)	(2,990)
Accounts payable	(2,486)	928
Accrued expenses and other liabilities	6,067	6,912
Accrued author fees	1,292	1,452
Deferred revenue	22,461	28,190
Net cash used in operating activities	(3,812)	(14,283)
Investing activities
Purchases of property and equipment	(7,619)	(6,576)
Purchases of content library	(3,822)	(2,345)
Cash paid for acquisition, net of cash acquired	(163,771)	—
Purchases of investments	(529,653)	—
Proceeds from sales of investments	4,967	—
Proceeds from maturities of short-term investments	112,995	—
Net cash used in investing activities	(586,903)	(8,921)
Financing activities
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	616,654	—
Purchase of capped calls related to issuance of convertible senior notes	(69,432)	—
Repurchases of convertible senior notes	(35,000)	—
Proceeds from terminations of capped calls related to repurchases of convertible senior notes	1,284	—
Proceeds from issuance of common stock from employee equity plans	14,876	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	332,080
Payments of costs related to initial public offering	—	(7,083)
Borrowings of long-term debt	—	20,000
Repayments of long-term debt	—	(137,710)
Payments of debt extinguishment costs	—	(2,179)
Payments of debt issuance costs	—	(450)
Payments to settle equity appreciation rights	—	(325)
Taxes paid related to net share settlement	—	(78)
Other	(10)	(13)
Net cash provided by financing activities	528,372	204,242
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(109)	(136)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(62,452)	180,902
Cash, cash equivalents, and restricted cash, beginning of period	211,071	28,477
Cash, cash equivalents, and restricted cash, end of period	$148,619	$209,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
		(Restated)

Supplemental cash flow disclosure:
Cash paid for interest	$1,126	$4,271
Cash paid for income taxes, net	$539	$338
Supplemental disclosure of non-cash investing and financing activities:
Property acquired under build-to-suit agreements	$22,461	$—
Unpaid capital expenditures	$752	$252
Equity-based compensation capitalized as internal-use software	$934	$114
Unrealized gains on investments	$398	$—
Conversion of redeemable convertible preferred units	$—	$582,041
Redeemable convertible preferred unit accretion	$—	$176,275
Costs related to initial public offering, accrued but not yet paid	$—	$607
Issuance of warrants to purchase shares of Class A common stock	$—	$984
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$120,871	$208,626
Restricted cash	27,748	753
Total cash, cash equivalents, and restricted cash	$148,619	$209,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC (“Pluralsight Holdings”) and its subsidiaries (together with Pluralsight, Inc., the “Company” or “Pluralsight”). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a cloud-based technology skills platform that provides a broad range of tools for businesses and individuals, including skill assessments, a curated library of courses, learning paths, developer productivity metrics, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all of the business operations and affairs of Pluralsight.
Initial Public Offering
In May 2018, Pluralsight, Inc. completed its IPO, in which it sold 23,805,000 shares of Class A common stock at a public offering price of $15.00 per share for net proceeds of $332.1 million, after deducting underwriters' discounts and commissions, which Pluralsight, Inc. used to purchase newly issued common limited liability company units (“LLC Units") from Pluralsight Holdings. In connection with the IPO, the Company reclassified $7.4 million of offering costs into stockholders’ equity as a reduction of the net proceeds received from the IPO.
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

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members' LLC Units on its consolidated financial statements. As of September 30, 2019, Pluralsight, Inc. owned 73.4% of Pluralsight Holdings and the Continuing Members owned the remaining 26.6% of Pluralsight Holdings.
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
As discussed in Note 1—Organization and Description of Business, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings as a Variable Interest Entity (“VIE”). The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than a voting interest, in accordance with the VIE accounting model. A VIE is an entity in which the equity investors as a group, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2019, and the interim condensed consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members' deficit, and stockholders' equity, for the three and nine months ended September 30, 2019 and 2018, and the interim condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018, are unaudited. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other period.
Reclassifications
Certain reclassifications were made to the nine months ended September 30, 2018 to conform to the current period presentation in the consolidated statements of cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, fair value of the liability and equity components of the convertible senior notes, the valuation of build-to-suit leases, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of long-lived assets, the impairment of long-lived and intangible assets, including goodwill, the period of benefit for deferred contract acquisition costs, provisions for doubtful accounts receivable and deferred revenue, and certain accrued expenses, including author fees. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Note 1—Description of Business and Summary of Significant Accounting Policies” in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2019, except as noted below.
Revenue Recognition (ASC 606)
The Company derives substantially all of its revenue from subscription services (which include support services) by providing customers access to its platform.

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
Subscriptions that allow the customer to take software on-premise without significant penalty are treated as time-based licenses. These arrangements generally include access to the software over the license term, access to unspecified future product updates, maintenance, and support. Revenue for on-premise software subscriptions is recognized at a point in time when the software is made available to the customer. Revenue for access to unspecified future products, maintenance and support included with on-premise software subscriptions is recognized ratably over the contract term beginning on the date that the software is made available to the customer.
The Company also derives revenue from providing professional services, which generally consist of consulting, integration, or other content creation services. These services are distinct from subscription services. Revenue from professional services is generally recognized as services are performed.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $4.2 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $12.2 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company meets the definition of an emerging growth company ("EGC"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an EGC or until the Company affirmatively and irrevocably opts out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
On the last business day of the second quarter in the Company’s fiscal year 2019, the aggregate worldwide market value of shares of Class A common stock held by the Company’s non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, the Company will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act and will cease to be an EGC as defined in the JOBS Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. For public business entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Due to an expected loss in the Company's EGC as of December 31, 2019, the Company anticipates adopting the standard on December 31, 2019 for the year ended December 31, 2019. The Company is currently evaluating the potential changes to its future financial reporting and disclosures from this ASU. As part of its preliminary assessment, the Company expects to record right-of-use assets and lease liabilities for its operating leases as a result of adopting this standard. While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the adoption of the new standard on its consolidated financial statements at this time.
Note 3. Restatement of Condensed Consolidated Financial Statements
The Company previously restated the financial statements for the year ended December 31, 2018 in its Annual Report on Form 10-K/A as filed on June 27, 2019, and included detailed disclosure of the restatement impact on the consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2018 and September 30, 2018. However, because the Company did not amend its Quarterly Reports on Form 10-Q for the period ended September 30, 2018, the effects of the restatement on the condensed consolidated financial statements for such interim period are reflected in the comparative interim financial statements contained herein.
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
The following tables present the effects of the restatement on the Company's unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2018, and on the unaudited condensed consolidated statements of redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for the nine months ended September 30, 2018.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue	$61,553	$—	$61,553	$164,769	$—	$164,769
Cost of revenue	15,331	16	15,347	46,107	59	46,166
Gross profit	46,222	(16)	46,206	118,662	(59)	118,603
Operating expenses:
Sales and marketing	41,392	1,240	42,632	109,792	4,164	113,956
Technology and content	17,227	910	18,137	47,045	2,813	49,858
General and administrative	17,398	2,420	19,818	48,138	8,974	57,112
Total operating expenses	76,017	4,570	80,587	204,975	15,951	220,926
Loss from operations	(29,795)	(4,586)	(34,381)	(86,313)	(16,010)	(102,323)
Other (expense) income:
Interest expense	(342)	—	(342)	(6,476)	—	(6,476)
Loss on debt extinguishment	—	—	—	(4,085)	—	(4,085)
Other income, net	654	—	654	689	—	689
Loss before income taxes	(29,483)	(4,586)	(34,069)	(96,185)	(16,010)	(112,195)
Provision for income taxes	(254)	—	(254)	(506)	—	(506)
Net loss	$(29,737)	$(4,586)	$(34,323)	$(96,691)	$(16,010)	$(112,701)
Less: Net loss attributable to non-controlling interests	(15,578)	(2,402)	(17,980)	(28,284)	(3,606)	(31,890)
Net loss attributable to Pluralsight, Inc.	$(14,159)	$(2,184)	$(16,343)	$(68,407)	$(12,404)	$(80,811)
Less: Accretion of Series A redeemable convertible preferred units	—	—	—	(176,275)	—	(176,275)
Net loss attributable to shares of Class A common stock	$(14,159)	$(2,184)	$(16,343)	$(244,682)	$(12,404)	$(257,086)
Net loss per share, basic and diluted(1)	$(0.23)	$(0.03)	$(0.26)	$(0.41)	$(0.06)	$(0.47)
Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share(1)	62,472		62,472	62,400		62,400
________________________

(1)
Net loss per share, basic and diluted and weighted-average common shares used in computing basic and diluted net loss per share for the nine months ended September 30, 2018 reflect only the activity for the portion of the period following Pluralsight, Inc.'s initial public offering and the Reorganization Transactions described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(29,737)	$(4,586)	$(34,323)	$(96,691)	$(16,010)	$(112,701)
Other comprehensive loss:
Foreign currency translation losses, net	(39)	—	(39)	(97)	—	(97)
Comprehensive loss	$(29,776)	$(4,586)	$(34,362)	$(96,788)	$(16,010)	$(112,798)
Less: Comprehensive loss attributable to non-controlling interests	(15,599)	(2,402)	(18,001)	(28,326)	(3,606)	(31,932)
Comprehensive loss attributable to Pluralsight, Inc.	$(14,177)	$(2,184)	$(16,361)	$(68,462)	$(12,404)	$(80,866)

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit
As Previously Reported for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	13,155	—	—	—	—	—	—	—	—	—	—	13,155
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(14,139)	—	—	—	—	—	—	—	—	(162,136)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(42,660)	—	(42,660)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	23,931	—	—	—	23,931
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(13,073)	—	—	13,073	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(42)	(79)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(25,747)	(28,284)	(54,031)
Balance at September 30, 2018	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$443,182	$(34)	$(335,863)	$118,976	$226,274

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
Restatement Adjustments for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,123	—	—	—	—	—	—	—	—	—	—	9,123
Accretion of Series A redeemable convertible preferred units	—	—	—	(9,123)	—	—	—	—	—	—	—	—	9,123	—	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,123)	—	(9,123)
Effect of the Reorganization Transactions and initial public offering:															—
Effect of the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	6,887	—	—	—	6,887
Adjustment to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,606)	—	—	3,606	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,281)	(3,606)	(6,887)
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	$3,281	$—	$(3,281)	$—	$—

Condensed Consolidated Statement of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
As Restated for the Nine Months Ended September 30, 2018
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase Class A common units	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation, as restated	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units, as restated	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of the reorganization transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	581,952	—	—	—	581,963
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Equity-based compensation, as restated	—	—	—	—	—	—	—	—	—	—	30,818	—	—	—	30,818
Adjustment to non-controlling interests, as restated	—	—	—	—	—	—	—	—	—	—	(16,679)	—	—	16,679	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(42)	(79)
Net loss, as restated	—	—	—	—	—	—	—	—	—	—	—	—	(29,028)	(31,890)	(60,918)
Balance at September 30, 2018, as restated	—	$—	—	$—	62,310,270	$6	58,566,789	$6	14,198,311	$1	$446,463	$(34)	$(339,144)	$118,976	$226,274

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Restated

Operating activities
Net loss	$(96,691)	$(16,010)	$(112,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,331	—	6,331
Amortization of acquired intangible assets	7,721	—	7,721
Amortization of course creation costs	1,437	—	1,437
Equity-based compensation	36,972	16,010	52,982
Amortization of debt discount and debt issuance costs	1,215	—	1,215
Debt extinguishment costs	4,085	—	4,085
Other	507	—	507
Changes in assets and liabilities:
Accounts receivable	(10,352)	—	(10,352)
Prepaid expenses and other assets	(2,990)	—	(2,990)
Accounts payable	928	—	928
Accrued expenses and other liabilities	6,912	—	6,912
Accrued author fees	1,452	—	1,452
Deferred revenue	28,190	—	28,190
Net cash used in operating activities	(14,283)	—	(14,283)
Investing activities
Purchases of property and equipment	(6,576)	—	(6,576)
Purchases of content library	(2,345)	—	(2,345)
Net cash used in investing activities	(8,921)	—	(8,921)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	332,080	—	332,080
Payments of costs related to initial public offering	(7,083)	—	(7,083)
Borrowings of long-term debt	20,000	—	20,000
Repayments of long-term debt	(137,710)	—	(137,710)
Payments of debt extinguishment costs	(2,179)	—	(2,179)
Payments of debt issuance costs	(450)	—	(450)
Payments to settle equity appreciation rights	(325)	—	(325)
Taxes paid related to net share settlement	(78)	—	(78)
Payments of facility financing obligation	(13)	—	(13)
Net cash provided by financing activities	204,242	—	204,242
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(136)	—	(136)
Net increase in cash, cash equivalents, and restricted cash	180,902	—	180,902
Cash, cash equivalents, and restricted cash, beginning of period	28,477	—	28,477
Cash, cash equivalents, and restricted cash, end of period	$209,379	$—	$209,379

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
Note 4. Revenue
Effect of Adopting ASC 606
The adoption of ASC 606 resulted in changes to the Company's condensed consolidated balance sheet as of September 30, 2019 and its statement of operations for the three and nine months ended September 30, 2019 due to the timing of revenue recognition and the capitalization of incremental costs of obtaining contracts. In addition, there were offsetting shifts in the statement of cash flows through net loss and various changes in operating assets and liabilities, which resulted in no impact on the total cash provided by operating activities. Refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of the primary impacts resulting from the adoption of ASC 606.
The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and nine months ended September 30, 2019 by ASC 606 (in thousands, except per share data):
Condensed Consolidated Balance Sheet:

	September 30, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Accounts receivable, net	$63,001	$62,311	$690
Goodwill(1)	261,622	262,845	(1,223)
Deferred contract acquisition costs, net	17,128	—	17,128
Deferred contract acquisition costs, noncurrent, net	4,435	—	4,435
Deferred revenue	177,523	179,480	(1,957)
Deferred revenue, noncurrent	17,586	17,586	—
Accumulated deficit	(426,777)	(443,649)	16,872
Non-controlling interest	68,672	62,557	6,115

(1)
Reflects the difference in Goodwill from applying ASC 606 to the deferred revenue balance acquired from GitPrime, Inc. See Note 9—Acquisition of GitPrime, Inc. for additional details. The difference in deferred revenue under ASC 606 is primarily due to the timing of recognition for subscriptions that allow the customer to install the software on premise without significant penalty.

Condensed Consolidated Statement of Operations:

	Three Months Ended September 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$82,620	$82,017	$603
Operating expenses:
Sales and marketing	55,727	56,959	(1,232)
Loss from operations	(39,548)	(41,383)	1,835
Net loss	(45,802)	(47,637)	1,835
Less: Net loss attributable to non-controlling interests	(13,073)	(13,597)	524
Net loss attributable to Pluralsight, Inc.	(32,729)	(34,040)	1,311
Net loss per share, basic and diluted	$(0.32)	$(0.34)	$(0.02)
Weighted-average common shares used in computing basic and diluted net loss per share	101,407	101,407	—

	Nine Months Ended September 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$228,099	$227,097	$1,002
Operating expenses:
Sales and marketing	149,852	151,203	(1,351)
Loss from operations	(110,509)	(112,862)	2,353
Net loss	(121,127)	(123,480)	2,353
Less: Net loss attributable to non-controlling interests	(39,763)	(40,475)	712
Net loss attributable to Pluralsight, Inc.	(81,364)	(83,005)	1,641
Net loss per share, basic and diluted	$(0.89)	$(0.90)	$(0.01)
Weighted-average common shares used in computing basic and diluted net loss per share	91,741	91,741	—

Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2019
	As Reported	Amount without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Net loss	$(121,127)	$(123,480)	$2,353
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred contract acquisition costs	17,317	—	17,317
Changes in assets and liabilities:
Accounts receivable	1,858	1,815	43
Deferred contract acquisition costs	(18,668)	—	(18,668)
Deferred revenue	22,461	23,506	(1,045)
Cash used in operating activities	(3,812)	(3,812)	—

Disaggregation of Revenue
Subscription revenue accounted for approximately 95% and 97% of the Company's revenue for the three and nine months ended September 30, 2019, respectively.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended September 30,				Growth
	2019		2018		Rate
	Amount	%	Amount	%	%

United States	$51,869	63%	$39,368	64%	32%
Europe, Middle East and Africa(1)	22,314	27%	16,182	26%	38%
Other foreign locations	8,437	10%	6,003	10%	41%
Total revenue	$82,620	100%	$61,553	100%

	Nine Months Ended September 30,				Growth
	2019		2018		Rate
	Amount	%	Amount	%	%

United States	$142,705	63%	$104,901	64%	36%
Europe, Middle East and Africa(1)	62,204	27%	44,302	27%	40%
Other foreign locations	23,190	10%	15,566	9%	49%
Total revenue	$228,099	100%	$164,769	100%

(1)
Revenue from the United Kingdom represented 11% of revenue for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018. Revenue from the United Kingdom represented 10% of revenue for the three months ended September 30, 2018.

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Business customers	$71,278	$50,423	$194,373	$132,160
Individual customers	11,342	11,130	33,726	32,609
Total revenue	$82,620	$61,553	$228,099	$164,769
Contract Balances
For the three and nine months ended September 30, 2019, the Company recognized revenue of $70.9 million and $137.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period. In connection with the acquisition of GitPrime, the Company acquired contract assets of $0.7 million, which are presented within accounts receivable, and deferred revenue of $1.4 million.
Remaining Performance Obligations
As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $265.8 million. The Company expects to recognize 74% of the transaction price over the next 12 months.
Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

Balance as of January 1, 2019	$20,212
Capitalization of contract acquisition costs	18,668
Amortization of deferred contract acquisition costs	(17,317)
Balance as of September 30, 2019	$21,563

Note 5. Cash Equivalents and Investments
Cash equivalents, short-term investments, and long-term investments consisted of the following as of September 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$64,380	$—	$—	$64,380
Commercial paper	13,995	—	—	13,995
U.S. treasury securities	19,985	1	—	19,986
Total cash equivalents	$98,360	$1	$—	$98,361
Short-term investments
Commercial paper	$53,787	$—	$—	$53,787
U.S. treasury securities	129,329	51	—	129,380
Corporate notes and obligations	125,236	234	(5)	125,465
U.S. agency obligations	19,971	1	(2)	19,970
Total short-term investments	$328,323	$286	$(7)	$328,602
Long-term investments
Corporate notes and obligations	$60,903	$127	$(10)	$61,020
U.S. agency obligations	22,740	3	(1)	22,742
Certificates of deposit	$448	$—	$—	$448
Total long-term investments	$84,091	$130	$(11)	$84,210

Total cash equivalents and investments	$510,774	$417	$(18)	$511,173
The amortized cost and fair value of the Company's investments based on their stated maturities consisted of the following as of September 30, 2019 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$328,323	$328,602
Due between one and two years	84,091	84,210
Total investments	$412,414	$412,812

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company evaluates, among others, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with its investments as of September 30, 2019.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$64,380	$—	$—	$64,380
Commercial paper	—	13,995	—	13,995
U.S. treasury securities	—	19,986	—	19,986
Total cash equivalents	$64,380	$33,981	$—	$98,361
Short-term investments
Commercial paper	$—	$53,787	$—	$53,787
U.S. treasury securities	—	129,380	—	129,380
Corporate notes and obligations	—	125,465	—	125,465
U.S. agency obligations	—	19,970	—	19,970
Total short-term investments	$—	$328,602	$—	$328,602
Long-term investments
Corporate notes and obligations	$—	$61,020	$—	$61,020
U.S. agency obligations	—	22,742	—	22,742
Certificates of deposit	—	448	—	448
Total long-term investments	$—	$84,210	$—	$84,210

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$185,405	$—	$—	$185,405
Convertible Senior Notes
As of September 30, 2019, the estimated fair value of the Company's convertible senior notes, with aggregate principal totaling $593.5 million, was $510.4 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's condensed consolidated balance sheet. Refer to Note 11—Convertible Senior Notes and Other Long-Term Debt for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 7. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Prepaid expenses	$10,788	$7,931
Other current assets	1,876	392
Prepaid expenses and other current assets	$12,664	$8,323

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Accrued compensation	$21,462	$22,285
Accrued income and other taxes payable	6,534	5,408
Accrued other current liabilities	9,639	4,354
Accrued expenses	$37,635	$32,047
Note 8. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Computer equipment	$11,221	$9,369
Software	2,034	2,031
Capitalized internal-use software costs	20,705	13,880
Furniture and fixtures	5,737	5,478
Buildings	11,251	11,251
Leasehold improvements	1,606	1,490
Construction in progress	1,456	1,671
Build-to-suit lease asset under construction	30,742	8,281
Total property and equipment	84,752	53,451
Less: Accumulated depreciation	(28,281)	(21,810)
Property and equipment, net	$56,471	$31,641
Depreciation expense totaled $2.3 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $6.5 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 9. Acquisition of GitPrime, Inc.
On May 9, 2019, the Company completed the acquisition of GitPrime, Inc. ("GitPrime"), a leading provider of developer productivity software. Under the terms of the agreement, the Company acquired all of the outstanding stock of GitPrime for approximately $163.8 million in cash, excluding cash acquired and including working capital adjustments.
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
During the three months ended September 30, 2019, the Company recorded a $0.1 million reduction in consideration transferred, with a corresponding decrease to goodwill due to working capital adjustments agreed upon, and paid by, the selling stockholders.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Value

Cash and cash equivalents	$5,290
Accounts receivable	1,798
Other assets acquired	207
Property and equipment	223
Goodwill	138,503
Intangible assets	24,800
Other liabilities assumed	(393)
Deferred revenue	(1,367)
Total fair value of net assets acquired	$169,061
The useful lives, primarily based on the period of benefit to the Company, and fair values of the identifiable intangible assets at acquisition date were as follows:

	Fair Value of Intangible Assets Acquired	Useful Lives

	(in thousands)	(in years)
Technology	$24,000	5 years
Customer relationships	800	4 years
Total fair value of intangible assets acquired	$24,800
The fair value of the technology acquired in the acquisition was determined using the excess earnings model and the customer relationships acquired was determined using a distributor model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, customer attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by ASC 820. The Company engaged third-party valuation specialists to assist in management's analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
During the three and nine months ended September 30, 2019, the Company incurred acquisition costs of $0.8 million. These costs include legal, accounting fees and other costs directly related to the acquisition and are classified within general and administrative expenses in the Company's condensed consolidated statements of operations.
Unaudited Pro Forma Information
The condensed consolidated statements of operations include the results of GitPrime from the acquisition date. During the three and nine months ended September 30, 2019, the condensed consolidated statements of operations includes revenue from GitPrime of approximately $2.0 million and $2.4 million, respectively. Due to the continued integration of the combined businesses, the information needed to determine earnings of GitPrime included in the condensed consolidated statements of operations was unavailable.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$82,620	$62,421	$231,989	$166,773
Net loss	(45,802)	(37,558)	(126,535)	(123,145)
Net loss per share, basic and diluted	$(0.32)	$(0.29)	$(0.92)	$(0.51)

Note 10. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,771	$64
Course creation costs	16,380	8,237	8,143
Total	$49,215	$41,008	$8,207
Intangible assets:
Technology	$28,500	$5,209	$23,291
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,829	721
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$8,630	$24,057

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,229	$606
Course creation costs	13,552	7,108	6,444
Total	$46,387	$39,337	$7,050
Intangible assets:
Technology	$4,500	$2,786	$1,714
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	2,750	2,750	—
Database	40	40	—
Domain names	45	—	45
Total	$7,887	$6,128	$1,759
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.4 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense of course creation costs was $0.7 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Based on the recorded intangible assets at September 30, 2019, estimated amortization expense is expected to be as follows (in thousands):

Year Ended December 31,	Amortization

2019 (remaining three months)	$2,106
2020	8,057
2021	7,494
2022	6,611
2023	5,946
2024	2,005
Total	$32,219
The change in the carrying amount of goodwill for the nine months ended September 30, 2019 was as follows (in thousands):

Goodwill at December 31, 2018	$123,119
Goodwill recorded in connection with acquisition	138,603
Reduction in goodwill due to working capital adjustments	(100)
Goodwill as of September 30, 2019	$261,622
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
The Notes are governed by an indenture (the “Indenture”) between the Company, as the issuer, and U.S. Bank National Association, as trustee. The Notes are Pluralsight, Inc.'s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company's unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of its subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Notes mature on March 1, 2024 unless earlier repurchased or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year.
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
During the nine months ended September 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
Repurchases of Convertible Senior Notes
In September 2019, Pluralsight, Inc. repurchased a total of $40.0 million in aggregate principal of its Notes for approximately $35.0 million in cash (the "Repurchase"). The Company first allocated the cash paid to repurchase the Notes to the liability component based on the estimated fair value of that component immediately prior to the extinguishment. The Company estimated the fair value of the liability component to be $32.0 million, using an estimated discount rate of approximately 5.5% based on comparable debt transactions for similar companies. The remaining consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and recognized as a reduction of stockholders' equity.
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2019

Principal	$593,500
Less: Unamortized debt discount	(118,788)
Less: Unamortized issuance costs	(11,056)
Net carrying amount	$463,656
The net carrying value of the equity component of the Notes was as follows (in thousands):

September 30, 2019

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)
Net carrying amount	$134,068

The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Contractual interest expense	$585	$1,311
Amortization of debt issuance costs and discount	6,826	15,120
Total	$7,411	$16,431
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
In connection with the repurchase of the convertible senior notes, the Company terminated a portion of its existing Capped Calls that cover 1,032,092 shares of the Company's Class A common stock, which corresponds to the number of shares underlying the principal amount of Notes that were repurchased. The Company received proceeds of $1.3 million in connection with the portion of the Capped Calls that were terminated.
Intercompany Convertible Promissory Note with Pluralsight Holdings
In connection with the issuance of the Notes, Pluralsight, Inc. entered into an intercompany convertible promissory note with Pluralsight Holdings, whereby Pluralsight, Inc. provided the net proceeds from the issuance of the Notes to Pluralsight Holdings. The terms of the convertible promissory note mirror the terms of the Notes issued by Pluralsight, Inc. The intent of the convertible promissory note is to maintain the parity of shares of Class A common stock with LLC Units as required by the LLC Agreement in order to preserve the Company's legal structure. This note was amended in September 2019 in connection with the Repurchase. All effects of the convertible promissory note on the condensed consolidated financial statements have been eliminated in consolidation.
Note 12. Commitments and Contingencies
Letters of Credit
As of September 30, 2019, and December 31, 2018, the Company had a total of $0.7 million in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $0.7 million of the Company’s cash, which is reflected as restricted cash on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
Lease Commitments
The Company is committed under certain operating leases with third parties for office space. These leases expire at various times through 2035. The Company recognizes rent expense on a straight-line basis over the lease period.
In August 2018, the Company entered into a non-cancellable lease agreement to rent office space for the Company's future headquarters to be constructed in Draper, Utah. Based on the Company's involvement in the design and construction of the building, the Company is deemed the owner of the construction project for accounting purposes during the construction period. As a result, the Company recorded a construction in progress asset of $30.7 million and a corresponding facility financing obligation as of September 30, 2019.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash on the condensed consolidated balance sheet. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of September 30, 2019, the Company has recorded a deposit into restricted cash on the condensed consolidated balance sheet of $11.0 million for use in constructing tenant improvements in connection with the Draper headquarters.
Future Minimum Lease Payments
At September 30, 2019, future minimum lease payments, including lease payments for the Company’s facilities in Farmington, Utah, and lease payments for the Company’s future headquarters in Draper, Utah were as follows (in thousands):

Year Ended December 31,

2019 (remaining three months)	1,995
2020	9,026
2021	10,032
2022	10,025
2023	9,926
Thereafter	99,324
Less: Sublease rental income	(763)
Total future minimum lease payments	$139,565
Rent expense under operating leases was $1.8 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $5.0 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company's commitments and contingencies, as disclosed in the Annual Report.
Legal Proceedings
In August 2019, a class action complaint was filed by certain stockholders of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company's officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.
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
Secondary Offering
In March 2019, the Company completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $0.9 million in costs were incurred by Pluralsight in connection with this offering. In connection with the secondary offering, the Company issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 in a private placement to qualified institutional buyers exempt from registration under the Securities Act. See Note 11-Convertible Senior Notes and Other Long-Term Debt for additional details.
Exchanges of LLC Units
During the nine months ended September 30, 2019, certain Continuing Members exchanged 33,536,262 LLC Units of Pluralsight Holdings along with their corresponding shares of Class B and Class C common stock, as applicable, for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B and Class C common stock.
Note 14. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. During the three and nine months ended September 30, 2019, the adjustments to the non-controlling interests were primarily related to equity-based compensation, the settlement of equity-based awards, and the issuance of the convertible promissory note with Pluralsight Holdings in connection with the convertible senior notes as discussed in Note 11—Convertible Senior Notes and Other Long-Term Debt. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of September 30, 2019, the non-controlling interests of Pluralsight Holdings owned 26.6% of the outstanding LLC Units, with the remaining 73.4% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	As of September 30, 2019		As of December 31, 2018
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	101,638,179	73.4%	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	36,904,870	26.6%	68,881,732	51.4%
	138,543,049	100.0%	134,073,639	100.0%

(1) Excludes 1,827,844 and 3,195,322 LLC Units still subject to time-based vesting requirements as of September 30, 2019 and December 31, 2018, respectively
Note 15. Equity-Based Compensation
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
The unvested LLC Units following the conversion of unvested incentive units are summarized as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2018	3,195,322	$7.63
Forfeited or cancelled	(121,845)	5.73
Vested	(1,245,633)	7.58
Unvested LLC Units outstanding—September 30, 2019	1,827,844	$8.58
As of September 30, 2019, total unrecognized equity-based compensation related to unvested LLC Units was $12.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Class A common shares and LLC Units vested during the nine months ended September 30, 2019, was $35.4 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class B common stock or Class C common stock, as applicable, are also forfeited.
In August 2019, the Company entered into a Separation Agreement with its Chief Revenue Officer. Under the agreement, the Company accelerated the vesting of 130,924 LLC Units. The acceleration was deemed a modification, which resulted in an increase to equity-based compensation expense of $2.1 million during the three months ended September 30, 2019.

Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued restricted stock units ("RSUs") to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”), as amended in April 2019. The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company.
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
The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Balance as of December 31, 2018	5,143,712	$15.00
Granted	169,762	1.47
Exercised	(452,914)	14.62
Forfeited or cancelled	(414,476)	14.87
Outstanding as of September 30, 2019	4,446,084	$14.53	8.6	$10.0
Vested and exercisable—September 30, 2019	2,099,314	$14.86	8.6	$4.1
During the nine months ended September 30, 2019, the total intrinsic value of options exercised was $7.6 million. The total unrecognized equity-based compensation related to the stock options was $14.9 million, which is expected to be recognized over a weighted-average period of 1.1 years.
RSUs
RSUs represent the right to receive shares of Pluralsight, Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are generally subject to both a service condition and a liquidity condition. RSUs under the 2018 Plan are generally subject to a service condition. The service condition is generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the vesting start date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition under the 2017 plan is satisfied upon the occurrence of a qualifying event, which was satisfied upon expiration of the lock-up period following the IPO.
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

The activity for RSUs for the nine months ended September 30, 2019 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.
Balance at December 31, 2018	4,801,536	$11.11
Granted	5,279,646	30.60
Forfeited or cancelled	(913,189)	20.06
Vested	(1,621,773)	11.85
Balance at September 30, 2019	7,546,220	$23.51
Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2018	2,062,500	$8.24
Vested	(562,500)	8.24
Balance at September 30, 2019	1,500,000	$8.24
As of September 30, 2019, unrecognized compensation cost related to RSUs, including restricted share units of Pluralsight Holdings, was $136.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
ESPP employee payroll contributions accrued at September 30, 2019 and December 31, 2018, totaled $6.2 million and $1.5 million, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period. As of September 30, 2019, total unrecognized equity-based compensation for purchase rights committed under the ESPP was $9.3 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Equity-Based Compensation
Equity-based compensation was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Cost of revenue	$138	$56	$355	$145
Sales and marketing	8,739	5,612	22,967	13,507
Technology and content	6,666	3,700	15,513	8,652
General and administrative	9,114	11,262	28,822	30,678
Total equity-based compensation	$24,657	$20,630	$67,657	$52,982
Equity-based compensation capitalized as internal-use software was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision and estimate of the Company's annual effective tax rate are subject to variation due to several factors including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three months ended September 30, 2019 and 2018 the Company's estimated effective tax rate was (0.9)% and (0.7)%, respectively. For the nine months ended September 30, 2019 and 2018 the Company's estimated effective tax rate was (0.6)% and (0.5)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions and the full domestic valuation allowance.
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
During the nine months ended September 30, 2019, certain Continuing Members exchanged 33,536,262 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through September 30, 2019. The total unrecorded TRA liability as of September 30, 2019 is approximately $252.8 million.
Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	May 16, 2018 through September 30, 2018

Numerator:
Net loss	$(45,802)	$(34,323)	$(121,127)	$(60,918)
Less: Net loss attributable to non-controlling interests	(13,073)	(17,980)	(39,763)	(31,890)
Net loss attributable to Pluralsight, Inc.	$(32,729)	$(16,343)	$(81,364)	$(29,028)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	101,407	62,876	91,741	62,867
Less: Weighted-average shares of Class A common stock subject to time-based vesting	—	(404)	—	(467)
Weighted-average shares of Class A common stock outstanding, basic and diluted	101,407	62,472	91,741	62,400
Net loss per share:
Net loss per share, basic and diluted	$(0.32)	$(0.26)	$(0.89)	$(0.47)
Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
During the three months ended September 30, 2019, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.
The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of September 30, 2019

LLC Units held by Continuing Members	38,733
Stock options	4,446
RSUs of Pluralsight, Inc.	7,546
Restricted Share Units of Pluralsight Holdings	1,500
Purchase rights committed under the ESPP	1,493
Total	53,718
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
Note 18. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company's Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued approximately $0.4 million as of September 30, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.7 million has been paid under the arrangement during the nine months ended September 30, 2019.
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

Note 19. Subsequent Events
In October 2019, the Company entered into a new non-cancellable operating lease agreement to rent office space in Sydney, Australia for a period of 38 months. The total minimum lease payments under the lease agreement are $1.5 million, with lease payments of $0.5 million per year from 2019 to 2022. In connection with the lease agreement, the Company entered into a bank guarantee with a financial institution for $0.3 million, which is collateralized by the Company’s cash and cash equivalents.

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
Overview
We are a leading provider of technology skill development solutions for businesses and individuals. We enable businesses to innovate in an era of rapid technological change and digital transformation by equipping their employees with the latest technology skills. We provide businesses with visibility into the technical strengths of their workforce, including developer productivity, allowing them to better align resources, provide targeted skill development in line with company goals, and advance the skills of individuals and teams.
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
We have expanded our platform both organically through internal initiatives and through acquisitions, which have all been focused on adding capabilities to our offerings. In May 2019, we completed the acquisition of GitPrime, Inc., or GitPrime, a leading provider of developer productivity software for approximately $163.8 million in cash, excluding cash acquired and including working capital adjustments. We believe the acquisition will enhance our platform to measure developer productivity, which will enable technology leaders to identify talent and areas of improvement within their teams, in order to enhance skills and drive productivity.
Our additions and improvements to our product offering have enabled us to strengthen our relationships with our business customers and increase our revenue over time. We derive substantially all of our revenue from the sale of subscriptions to our platform. We sell subscriptions to our platform primarily to business customers through our direct sales team, as well as through our website. We also sell subscriptions to our platform to individual customers directly through our website. In addition, small teams often represent the “top of the funnel” for larger deployments, bringing our technology into their workplaces and proliferating usage of our platform within their companies.
We are focused on attracting businesses, particularly large enterprises, to our platform and expanding their use of our platform over time. We believe there exists a significant opportunity to drive sales to large enterprises, including expanding relationships with existing customers and attracting new customers. Our ability to attract large enterprises to our platform and to expand their use of our platform will be important for the success of our business and our results of operations.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Billings	$92,123	$72,243	$250,603	$192,959
Billings from business customers	$80,707	$61,143	$216,967	$161,018
% of billings from business customers	88%	85%	87%	83%
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
As our billings continue to grow in absolute terms, we expect our billings growth rate to decline over the long term as we achieve scale in our business. During the second quarter of 2019, our billings growth rate declined compared to prior results, primarily due to sales execution challenges, including (i) a lower net retention rate, (ii) being slower in hiring additional sales representatives than planned for in 2019, and (iii) an increase in the length of the sales cycle as a greater portion of our billings are generated from larger enterprise customers. As a result of our second quarter performance, we reorganized our senior leadership within our sales organization, including hiring a new Chief Revenue Officer effective as of October 28, 2019. In addition, we are implementing ongoing changes to improve sales execution. While these changes have contributed to an improvement in the billings growth rate during the third quarter of 2019 compared to the second quarter, we expect that these changes will take time to produce recurring improvements in our growth rates over the long term. As we recognize revenue from subscription fees ratably over the term of the contract, due to the difference in timing of billings received and when we recognize revenue, changes to our billings and billings growth rates are not immediately reflected in our revenue and revenue growth rates. As a result, we expect that the decline in our billings growth rate during the nine months ended September 30, 2019 will reduce the growth rate of our revenue in future periods.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of subscriptions to our platform. We also derive revenue from providing professional services, which generally consist of consulting, integration, or other content creation services. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably as revenue over the subscription period. Subscription terms generally range from one year to three years for business customers and one month to one year for individual customers, and begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed to multi-year agreements. Subscriptions that allow the customer to take software on-premise without significant penalty are recognized at a point in time when the software is made available to the customer.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author fees, amortization of our content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation associated with our customer support and professional services organizations, and third-party transcription costs.
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
General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, people operations, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation; professional fees for external legal, accounting, recruiting, and other consulting services; and allocated overhead costs. We are incurring additional general and administrative expenses as a result of operating as a public company and our UP-C structure, including additional expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities, and professional services. In addition, we expect to increase the size of our general and administrative function to support our increased compliance requirements, including as we transition from being an EGC in the future, and the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue. Additionally, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect general and administrative expenses to decrease as a percentage of revenue over the long term.
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
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

	(in thousands)
Revenue	$82,620	$61,553	$228,099	$164,769
Cost of revenue(1)(2)	17,825	15,347	52,336	46,166
Gross profit	64,795	46,206	175,763	118,603
Operating expenses(1)(2):
Sales and marketing	55,727	42,632	149,852	113,956
Technology and content	27,799	18,137	72,829	49,858
General and administrative	20,817	19,818	63,591	57,112
Total operating expenses	104,343	80,587	286,272	220,926
Loss from operations	(39,548)	(34,381)	(110,509)	(102,323)
Other (expense) income:
Interest expense	(7,778)	(342)	(17,499)	(6,476)
Loss on debt extinguishment	(950)	—	(950)	(4,085)
Other income, net	2,878	654	8,532	689
Loss before income taxes	(45,398)	(34,069)	(120,426)	(112,195)
Provision for income taxes	(404)	(254)	(701)	(506)
Net loss	$(45,802)	$(34,323)	$(121,127)	$(112,701)

(1)	Includes equity-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

	(in thousands)
Cost of revenue	$138	$56	$355	$145
Sales and marketing	8,739	5,612	22,967	13,507
Technology and content	6,666	3,700	15,513	8,652
General and administrative	9,114	11,262	28,822	30,678
Total equity-based compensation	$24,657	$20,630	$67,657	$52,982

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,209	$880	$2,436	$6,803
Sales and marketing	50	—	79	389
Technology and content	176	176	529	529
Total amortization of acquired intangible assets	$1,435	$1,056	$3,044	$7,721

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)

Revenue	100%	100%	100%	100%
Cost of revenue	22	25	23	28
Gross profit	78	75	77	72
Operating expenses:
Sales and marketing	67	69	66	69
Technology and content	34	29	32	30
General and administrative	25	32	28	35
Total operating expenses	126	130	126	134
Loss from operations	(48)	(55)	(49)	(62)
Other (expense) income:
Interest expense	(9)	(1)	(8)	(4)
Loss on debt extinguishment	(1)	—	—	(2)
Other income (expense), net	3	1	4	—
Loss before income taxes	(55)	(55)	(53)	(68)
Provision for income taxes	—	—	—	—
Net loss	(55)%	(55)%	(53)%	(68)%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$82,620	$61,553	$21,067	34%
Revenue was $82.6 million for the three months ended September 30, 2019, compared to $61.6 million for the three months ended September 30, 2018, an increase of $21.1 million, or 34%. The increase in revenue was primarily due to a $20.9 million, or 41%, increase in revenue from business customers, driven by a net increase of 1,562 business customers from 16,185 business customers as of September 30, 2018 to 17,747 business customers as of September 30, 2019, as well as increased sales to our existing business customers. In addition, there was an increase of $0.2 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Cost of revenue	$17,825	$15,347	$2,478	16%
Gross profit	64,795	46,206	18,589	40%
Cost of revenue was $17.8 million for the three months ended September 30, 2019, compared to $15.3 million for the three months ended September 30, 2018, an increase of $2.5 million, or 16%. The increase in cost of revenue was primarily due to an increase of $2.0 million in author fees and an increase of $0.5 million in depreciation of capitalized software development costs.
Gross profit was $64.8 million for the three months ended September 30, 2019, compared to $46.2 million for the three months ended September 30, 2018, an increase of $18.6 million, or 40%. The increase in gross profit was the result of the increase in our revenue during the three months ended September 30, 2019. Gross margin increased from 75% for the three months ended September 30, 2018 to 78% for the three months ended September 30, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Sales and marketing	$55,727	$42,632	$13,095	31%
Technology and content	27,799	18,137	9,662	53%
General and administrative	20,817	19,818	999	5%
Total operating expenses	$104,343	$80,587	$23,756	29%
Sales and Marketing
Sales and marketing expenses were $55.7 million for the three months ended September 30, 2019, compared to $42.6 million for the three months ended September 30, 2018, an increase of $13.1 million, or 31%. The increase was primarily due to an increase of $8.0 million in employee compensation costs, including $3.1 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $3.4 million related to allocated overhead costs primarily driven by our headcount growth.
Technology and Content
Technology and content expenses were $27.8 million for the three months ended September 30, 2019, compared to $18.1 million for the three months ended September 30, 2018, an increase of $9.7 million, or 53%. The increase was primarily due to an increase of $8.8 million in employee compensation costs, including $3.0 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $1.1 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a $0.4 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $20.8 million for the three months ended September 30, 2019, compared to $19.8 million for the three months ended September 30, 2018, an increase of $1.0 million, or 5%. The increase was primarily due to an increase of $0.7 million related to professional services driven largely by the additional costs of operating as a public company, an increase of $0.4 million due to travel expenses related to additional headcount, and an increase of $0.3 million related to allocated overhead costs primarily driven by our headcount growth.

Other (Expense) Income

	Three Months Ended September 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(7,778)	$(342)	$(7,436)	2,174%
Loss on debt extinguishment	(950)	—	(950)	NM
Other income, net	2,878	654	2,224	340%
Interest expense increased primarily as a result of the increase in contractual interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment.
Other income, net increased primarily as a result of the additional interest income earned from our increased cash, cash equivalents, and investments as a result of net proceeds from our IPO and the issuance of the Notes.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$228,099	$164,769	$63,330	38%
Revenue was $228.1 million for the nine months ended September 30, 2019, compared to $164.8 million for the nine months ended September 30, 2018, an increase of $63.3 million, or 38%. The increase in revenue was primarily due to a $62.2 million, or 47%, increase in revenue from business customers, driven by a net increase of 1,562 business customers from 16,185 business customers as of September 30, 2018 to 17,747 business customers as of September 30, 2019, as well as increased sales to our existing business customers. In addition, there was an increase of $1.1 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Cost of revenue	$52,336	$46,166	$6,170	13%
Gross profit	175,763	118,603	57,160	48%
Cost of revenue was $52.3 million for the nine months ended September 30, 2019, compared to $46.2 million for the nine months ended September 30, 2018, an increase of $6.2 million, or 13%. The increase in cost of revenue was primarily due to an increase of $7.8 million in author fees, an increase of $1.1 million in depreciation of capitalized software development costs, and an increase of $1.0 million in employee compensation costs, including $0.2 million of equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $4.0 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $175.8 million for the nine months ended September 30, 2019, compared to $118.6 million for the nine months ended September 30, 2018, an increase of $57.2 million, or 48%. The increase in gross profit was the result of the increase in our revenue during the nine months ended September 30, 2019. Gross margin increased from 72% for the nine months ended September 30, 2018 to 77% for the nine months ended September 30, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
		(Restated)

	(dollars in thousands)
Sales and marketing	$149,852	$113,956	$35,896	31%
Technology and content	72,829	49,858	22,971	46%
General and administrative	63,591	57,112	6,479	11%
Total operating expenses	$286,272	$220,926	$65,346	30%
Sales and Marketing
Sales and marketing expenses were $149.9 million for the nine months ended September 30, 2019, compared to $114.0 million for the nine months ended September 30, 2018, an increase of $35.9 million, or 31%. The increase was primarily due to an increase of $28.1 million in employee compensation costs, including $9.5 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $5.4 million related to allocated overhead costs primarily driven by our headcount growth, and an increase of $2.4 million due to additional travel expenses related to additional headcount.
Technology and Content
Technology and content expenses were $72.8 million for nine months ended September 30, 2019, compared to $49.9 million for the nine months ended September 30, 2018, an increase of $23.0 million, or 46%. The increase was primarily due to an increase of $21.8 million in employee compensation costs, including $6.9 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $1.9 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a $1.5 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $63.6 million for the nine months ended September 30, 2019, compared to $57.1 million for the nine months ended September 30, 2018, an increase of $6.5 million, or 11%. The increase was primarily due to an increase of $3.1 million in employee compensation costs, as we added headcount to support our growth. In addition, there was an increase of $1.5 million related to professional services primarily driven by the additional costs of operating as a public company, an increase of $0.9 million related to costs associated with a secondary offering, an increase of $0.8 million related to allocated overhead costs primarily driven by our headcount growth, an increase of $0.8 million related to costs associated with our acquisition of GitPrime, and an increase of $0.8 million due to additional travel expenses related to additional headcount. These increases were partially offset by a decrease of $1.9 million in equity-based compensation related to a cumulative catch-up adjustment recorded upon completion of the IPO as the vesting condition for certain RSUs satisfied by the expiration of the lock-up period following the IPO became probable.
Other (Expense) Income

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(17,499)	$(6,476)	$(11,023)	170%
Loss on debt extinguishment	(950)	(4,085)	3,135	(77)%
Other income, net	8,532	689	7,843	1,138%
Interest expense increased primarily as a result of the increase in contractual interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment. The interest expense and loss on debt extinguishment during the nine months ended September 30, 2018 was the result of our long-term debt, which we repaid in full in May 2018 with the IPO proceeds.
Other income, net increased primarily as a result of the additional interest income earned from our increased cash, cash equivalents and investments as a result of net proceeds from our IPO and the issuance of the Notes.

Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Non-GAAP gross profit	$66,144	$47,142	$178,572	$125,551
Non-GAAP gross margin	80%	77%	78%	76%
Non-GAAP operating loss	$(13,123)	$(12,695)	$(34,949)	$(41,620)
Free cash flow	$(6,581)	$(909)	$(15,253)	$(23,204)
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

The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Gross profit, as restated (2018)	$64,795	$46,206	$175,763	$118,603
Equity-based compensation, as restated (2018)	138	56	355	145
Amortization of acquired intangible assets	1,209	880	2,436	6,803
Employer payroll taxes on employee stock transactions	2	—	18	—
Non-GAAP gross profit	$66,144	$47,142	$178,572	$125,551
Gross margin	78%	75%	77%	72%
Non-GAAP gross margin	80%	77%	78%	76%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Loss from operations, as restated (2018)	$(39,548)	$(34,381)	$(110,509)	$(102,323)
Equity-based compensation, as restated (2018)	24,657	20,630	67,657	52,982
Amortization of acquired intangible assets	1,435	1,056	3,044	7,721
Employer payroll taxes on employee stock transactions	333	—	3,106	—
Secondary offering costs	—	—	918	—
Acquisition-related costs	—	—	835	—
Non-GAAP operating loss	$(13,123)	$(12,695)	$(34,949)	$(41,620)
The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Net cash (used in) provided by operating activities	$(2,171)	$1,934	$(3,812)	$(14,283)
Less: Purchases of property and equipment	(3,029)	(2,002)	(7,619)	(6,576)
Less: Purchases of content library	(1,381)	(841)	(3,822)	(2,345)
Free cash flow	$(6,581)	$(909)	$(15,253)	$(23,204)

Liquidity and Capital Resources
As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents, restricted cash, and investments totaling $561.4 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities. On May 9, 2019, we completed the acquisition of GitPrime, a leading provider of developer productivity software for approximately $163.8 million in cash, excluding cash acquired, working capital and transactions cost adjustments. In September 2019, we repurchased $40.0 million in aggregate principal of our Notes for approximately $35.0 million in cash.
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
The following table shows cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
		(Restated)

	(in thousands)
Net cash used in operating activities	$(3,812)	$(14,283)
Net cash used in investing activities	(586,903)	(8,921)
Net cash provided by financing activities	528,372	204,242
Effect of exchange rate change on cash, cash equivalents, and restricted cash	(109)	(136)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(62,452)	$180,902
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2019 of $3.8 million was primarily due to a net loss of $121.1 million, partially offset by equity-based compensation of $67.7 million, amortization of deferred contract acquisition costs of $17.3 million amortization of debt discount and issuance costs of $15.1 million, a favorable change in operating assets and liabilities of $6.9 million, depreciation of property and equipment of $6.5 million, and amortization of acquired intangible assets of $3.0 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $22.5 million and an increase in accrued expenses and other liabilities of $6.1 million, partially offset by an increase in deferred contract acquisition costs of $18.7 million and an increase in prepaid expenses and other assets of $3.7 million.
Cash used in operating activities for the nine months ended September 30, 2018 of $14.3 million was primarily due to a net loss of $112.7 million, partially offset by equity-based compensation of $53.0 million, a favorable change in operating assets and liabilities of $24.1 million, amortization of acquired intangible assets of $7.7 million, amortization of course creation costs of $1.4 million, and depreciation of property and equipment of $6.3 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $28.2 million and an increase in accrued expenses and other liabilities of $6.9 million, partially offset by an increase in accounts receivable of $10.4 million and an increase in prepaid expenses of $3.0 million.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019 of $586.9 million was primarily due to purchases of investments of $529.7 million, the purchase of a business of $163.8 million, purchases of property and equipment of $7.6 million, and purchases of our content library of $3.8 million, partially offset by proceeds from maturities of short-term investments of $113.0 million and proceeds from sales of investments of $5.0 million.
Cash used in investing activities for the nine months ended September 30, 2018 of $8.9 million related to purchases of property and equipment of $6.6 million and purchases of our content library of $2.3 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 of $528.4 million was due to net proceeds from the issuance of the Notes of $616.7 million, the proceeds from the issuance of common stock from employee equity plans of $14.9 million and the proceeds from terminations of Capped Calls related to repurchases of convertible senior notes of $1.3 million, partially offset by the purchase of the Capped Calls of $69.4 million and the repurchases of the Notes of $35.0 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, and December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company's significant accounting policies are discussed in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in our Annual Report on Form 10-K/A. There have been no significant changes to these policies for the three months ended September 30, 2019, except as noted in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We currently meet the definition of an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
On the last business day of our second quarter in fiscal year 2019, the aggregate worldwide market value of shares of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling and the Euro. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international contracts are mostly denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, we plan to begin denominating certain of our international contracts in local currencies, and over time, an increasing portion of our international contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for any of the periods presented.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2019, we had cash, cash equivalents, restricted cash, and investments of $561.4 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
In March 2019, we offered and issued $633.5 million aggregate principal amount of Notes, and as of September 30, 2019, we had $593.5 million outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
As reported in our 2018 Form 10-K/A we did not maintain effective internal control over financial reporting as of December 31, 2018, as a result of a material weakness related to accounting for non-standard equity-based compensation awards which continues to exist as of September 30, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material weakness of our annual or interim financial statements will not be prevented or detected in a timely manner.
Status of Remediation Plan
During the quarter ended September 30, 2019, we continued to operate additional control procedures designed and implemented in prior quarters to ensure equity-based compensation awards are accounted for in accordance with GAAP. Although we have designed and implemented these additional control procedures since the second quarter of 2019, the controls have not been in place and operated for a sufficient period to demonstrate the material weakness has been remediated.
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
The information required by this item is provided in Note 12 to our financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on June 27, 2019, as supplemented by the section title "Risk Factors" in our Quarterly Reports on Form 10-Q filed with the SEC on May 1, 2019 and July 31, 2019. The following risk factors supplement and should be read in conjunction with those risk factors referenced above.
We are engaged, in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial condition, including securities class actions, which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses and otherwise occupy a significant amount of management’s time and attention, which could negatively affect our business operations and financial condition.
Our stock price has been volatile and may continue to be volatile, and it may decline regardless of our operating performance.
Prior to our IPO, there was no public market for shares of our Class A common stock. On May 17, 2018, we sold shares of our Class A common stock to the public at $15.00 per share. From May 17, 2018, the date that shares of our Class A common stock began trading on Nasdaq, through September 30, 2019, the market price for our Class A common stock has ranged from $14.84 per share to $38.37 per share. The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others:

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
Following a period of volatility in the market price of our securities, we became the subject of securities litigation. We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business and financial condition.
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
We received net proceeds of $616.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $69.4 million of the net proceeds to pay the cost of the capped call transactions related thereto. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. On May 9, 2019, we completed the acquisition of GitPrime, a leading provider of developer productivity software for approximately $163.8 million in cash, excluding cash acquired, working capital and transactions cost adjustments. On September 6 and 9, 2019, we repurchased a total of $40.0 million in aggregate principal amount of our Notes for approximately $35.0 million in cash.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
10.1	Separation Agreement, dated August 1, 2019, between Pluralsight, Inc. and Joseph DiBartolomeo.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
October 30, 2019		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
October 30, 2019		James Budge Chief Financial Officer