Form 10-K
period 2019-12-31
Pluralsight, Inc.
filed 2020-02-25
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.7 billion based on the closing price of a share of common stock on June 28, 2019 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 14, 2020, the registrant had 141,833,367 shares of common stock outstanding, consisting of 104,318,657 shares of Class A common stock, 23,141,415 shares of Class B common stock, and 14,373,295 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, are incorporated by reference into Part III of this Form 10-K where indicated. Such 2020 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PLURALSIGHT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K, unless expressly indicated or the context otherwise requires, references to “Pluralsight,” “we,” “us,” “our,” “the Company,” and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC or Pluralsight Holdings.
This Annual Report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

You should not rely upon forward-looking statements as predictions of future events. These statements are only predictions based primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. There are important factors that could cause our actual results, events, or circumstances to differ materially from the results, events, or circumstances expressed or implied by the forward-looking statements, including those factors discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should specifically consider the numerous risks outlined in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.
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

PART I
Item 1. Business.
Overview
Pluralsight is a leading cloud-based technology skills development platform committed to closing the global technology skills gap. Learners on our platform can acquire today’s most valuable technology skills through high-quality learning experiences delivered by subject-matter experts. Real-time measurement and assessment of a learner’s performance on our platform provides technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Our platform empowers teams to keep up with the pace of technological change, puts the right people on the right projects, and boosts productivity.
Many companies still use traditional in-person, instructor-led training, or ILT, models, which do not move fast enough or scale quickly enough to meet the ever-evolving customer expectations and the pace of technological change. We are disrupting these traditional skill development models to provide organizations with the skill development they need, when they need it, because learning should not be confined to a classroom, a “one size fits all” curriculum, or to a select minority of people.
With Pluralsight Skills, individuals and teams can quickly acquire today’s most valuable technology skills through high-quality skill development experiences, such as skill assessments, a curated library of expert-authored courses, directed learning paths, interactive content, and business analytics. Our platform is powered by Iris, our proprietary machine-learning driven skill and role assessment algorithm and recommendation engine, which enables businesses to more effectively quantify and develop skills across technologies. Through our platform, we provide businesses with visibility into strengths of their workforce, allowing them to better align resources, provide targeted skill development and advance the skills of their teams.
In 2019, we acquired GitPrime and rebranded it as Pluralsight Flow, which gives technology leaders objective data and visibility into workflow patterns to measure the productivity of their software developers. Pluralsight Flow aggregates data from code commits, pull requests and tickets, and packages this data into actionable metrics. It gives technology leaders a data-driven view of their development process to enable their teams to be more successful by debugging development processes and resolving bottlenecks.
Together, our products enable teams to develop, measure and deploy critical skills at scale and deliver products faster. We provide businesses with visibility into the strengths of their workforce, allowing them to better align resources, provide targeted skill development, and advance the skills of their teams. Ultimately, our mission is to democratize technology skills.
Closing the global technology skills gap requires more than success in our commercial business. That is why we created Pluralsight One, our social impact initiative, committed to serving marginalized populations that our commercial business will not reach. Refer to our “Social Impact” discussion in Part II, Item 7 of this Annual Report on Form 10-K.
In recent years, we reached significant scale in users and our customer base, which span over 180 countries across the globe. As of December 31, 2019, we had 17,942 business customers, including over 980,000 business users, compared to approximately 810,000 business users as of December 31, 2018. Our customers include 70% of the 2019 Fortune 500.
We achieved significant growth in recent periods. For the years ended December 31, 2019, 2018, and 2017, our revenue totaled $316.9 million, $232.0 million, and $166.8 million, respectively, which represents year-over-year growth of 37%, 39%, and 27%, respectively. Our revenue from business customers for the same periods was $271.8 million, $188.2 million, and $125.3 million, respectively, representing year-over-year growth of 44%, 50%, and 41%. Our net loss for the years ended December 31, 2019, 2018, and 2017, was $163.6 million, $146.8 million, and $96.5 million, respectively, which reflects our substantial investments in the future growth of our business.

Our Platform
Our platform provides businesses the solutions that they need to upskill teams into modern roles and improve workflow efficiency. The key components of our platform’s products, Pluralsight Skills and Pluralsight Flow, include:
Pluralsight Skills

•
Skill and Role Assessments: Our assessment tool uses machine learning and advanced algorithms to measure a user’s skills, benchmark that user against others in the industry, and recommend opportunities for growth. Users are provided with a Skill IQ that quantifies if a user is a novice, proficient, or expert within technologies such as AngularJS, C#, and Java. Role IQ allows our users to quantify and develop a collection of skills that are required for success in technology roles. This provides greater clarity around the technology skills required for a specific job role and a clear path to concept mastery. For example, we have Role IQ’s for several roles including: Security Analyst, React Web Developer, and Cloud Architect. Skills assessments can be mapped to a defined role in order to benchmark a user’s technical proficiency against what is required to master that role. We provide a modern skill assessment experience that gives businesses a credible, adaptable, and efficient model for validating technology skills.

•
Course Library: Our course library includes a digital ecosystem of thousands of on-demand courses across a range of technology subject areas, including cloud, mobile, security, IT, and data. Video courses, or videos, are organized by modules and clips and are searchable, so users can either take an entire course or target an area for a specific need. The majority of our courses are transcribed, and once transcribed, are available with closed captioning in over 100 languages. We built our exclusive course library primarily by engaging our world-class community of subject-matter experts, or authors, who create content for us and share in our success by receiving revenue-share amounts based on the viewing of their content. In addition, our platform offers interactive courses with an in-browser developer environment that allows users to practice as they learn through coding challenges with real-time feedback. Interactive courses provide a hands-on learning experience to apply knowledge outside of the course library in order to assess concept mastery. Our projects feature extends the practice modules to the user’s local coding environment, allowing users to apply knowledge to real-world, on-the-job scenarios.

•
Paths: Based on either an assessment or a user’s goals, our directed learning paths are personalized to take users through a set of courses designed to help them master a particular subject area and not spend time reviewing content that they already know. Businesses can customize learning paths to meet company-specific objectives and roles.

•
Business Analytics: Our business analytics tools enable business customers to index the technology skills of their teams, align learning to key business objectives, determine the usage of our platform, examine trends in skill development, and quantify the impact of our platform on their business.

Pluralsight Flow

•
Pluralsight Flow aggregates historical git data to provide insights and reports to software developers and their leaders. The metrics within Pluralsight Flow visualize code commits and code reviews to help leaders and teams observe dynamics and patterns in the code development process. Code commit metrics show leaders the time software developers spend on reworking legacy code by providing concrete data around commit risk and code churn. Code review metrics evaluate productivity and help leaders observe team dynamics and patterns in the code review process. Team collaboration metrics help leaders manage knowledge distribution and teamwork dynamics that may be impacting cycle times and software code quality.

Key Benefits of Our Platform
We developed our platform to empower businesses to enable smarter, more efficient workers and to drive innovation in this period of digital transformation. Key benefits of our platform include the following:
High quality, curated content
We believe we have the most relevant course library for the greatest number of technology professionals. Our content is the product of our industry-leading authors. We spent many years identifying, cultivating, and growing our author network, and over 1,500 authors have contributed to our current course library. One of the primary challenges for businesses and individuals seeking to enhance technology skills is finding the right resources. We address that challenge for them. Our extensive relationships within the developer and technical communities allow us to source and retain the best subject-matter experts to produce relevant content for our users. We provide quality assurance on our authors’ expertise through our selection process and by having our in-house technology professionals and practitioners, as well as other authors, perform reviews on the quality and effectiveness of all content before it is published to our platform. This content curation ensures our users are receiving high-quality, consistent results from our platform.
We conduct a thorough, strategic analysis of current job postings and leverage the knowledge of our on-staff subject matter experts and author community to determine the most in-demand tech roles, skills and technologies. The benefit of working with job posting data and continuous, qualitative input from our on-staff curriculum team is that we readily identify shifts in the market and pivot our content strategy accordingly. These factors help us identify which roles, skills and technologies are most needed, and how often they appear in the workplace, which enables us to prioritize content creation and determine the depth and breadth of content supporting these in-demand skills.
Align skill development to learning styles and business needs
We view skill development as a holistic process. Our integrated platform combines skill and role assessments, a curated library of expert-authored courses, directed learning paths, business analytics, interactive courses, and projects to ensure that learners are taking the courses most useful to them and demonstrating comprehension of the subject matter. Through our skill assessment engine, powered by Iris, we are able to assess the proficiency of a user in a role or a topic through adaptive tests and provide a Skill IQ or Role IQ. By gathering such insights from our platform, businesses can understand skills gaps, benchmark employees against consistent standards, and address skill development needs in an efficient and targeted manner.
Obtain visibility into team skills and efficiencies
Our two-product platform provides teams with a 360-degree approach to increasing efficiency and accelerating product development. With Pluralsight Skills and Pluralsight Flow together, teams can benchmark technical proficiency against their priorities, upskill into the roles they need and monitor their workflow patterns to deliver innovations on time and under budget. Our platform supports the technologist in his or her entire journey from skill gap discovery to skill development to skill application and back again as technology continues to evolve.
Cost effective technology skills platform
We believe our pricing model provides a significant cost advantage compared to traditional technology skill development offerings. As our customers’ industries and business models evolve, they require a learning solution that helps them deliver key innovations with demanding time and budgetary constraints. Our business subscriptions published pricing ranges from $579 to $779 per user per year for Pluralsight Skills, providing what we believe to be a significant cost advantage over ILT and alternative solutions. In addition, our platform can be deployed with little to no implementation or other professional services required, as evidenced by substantially all of our revenue to date being derived from the sale of subscriptions to our platform.
Our Pluralsight Flow solution is priced similarly to Pluralsight Skills at $499 to $699 per year per active contributor to a customer’s code base. We believe the insights provided by Pluralsight Flow promote work efficiencies, which drive cost savings to our customers.
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
Our platform is designed for the professional technologist but it can be used by anyone, at any skill level, who has an interest in improving their technology skills. We offer a range of courses from novice to expert skill levels, with significant granularity within each topic so users can access the content most relevant to their specific needs. We utilize a cloud-based delivery model that enables us to regularly make new content available to users and allows businesses to deliver consistent skill development across distributed workforces. Users can access our platform to learn anytime and anywhere. Pluralsight applications are delivered on demand and across a range of devices and operating systems, including iOS, Android, Windows, and Mac. In addition, Pluralsight applications are available for TV applications, including Amazon Fire TV, Apple TV, Chromecast, and Roku.
Growth Strategy
We are pursuing the following principal strategies to drive our growth:

Expand deployments within our customer base
We utilize a land-and-expand strategy within businesses, beginning with either individual users or departmental deployments. Our platform is used by individuals, software developer groups, IT departments, line of business users, and human resources. Historically we have expanded from small teams to departments to business-wide deployments of our platform. For example, our 25 largest customers as of December 31, 2019 expanded their annual spend by approximately 18 times the amount they spent in the year of their initial purchase. We intend to drive increased sales to existing customers by targeting new users, departments, and geographies within our customers.
Grow our business customer base
We have a large direct sales force to focus on business sales and have aligned our sales team’s compensation structure to fit this objective. We intend to pursue a greater proportion of large scale, recurring business transactions and to more effectively drive business customer engagement throughout the life of the relationship. As an example of our ability to increase customer engagement, as of December 31, 2019, the number of customers with annual billings greater than $500,000 and $1,000,000 had grown by 78% and 63%, respectively, when compared to December 31, 2018. We will continue to expand our platform capabilities to deliver additional value to our customers. Our sales force educates business customers on the strengths of our platform to help customers make informed decisions and create a customized and unified end-to-end learning experience for their businesses.
Geographic Expansion
We see a significant opportunity to expand our reach internationally. We have customers in over 180 countries around the world and are building out sales teams in Europe and the Asia Pacific region to further address these large markets impacted by rapidly changing technologies.
In 2018, we expanded our operations to Ireland to build our business and drive customer growth. As a result of these investments, our revenue for the year ended December 31, 2019 increased 40% in the Europe, Middle East and Africa region. In 2019, we expanded our operations to Australia to build our business and drive customer growth in the Asia Pacific region. We intend to continue selectively expanding in key markets to grow our customer base and increase our revenue.
Strategic Acquisitions
Strategic acquisitions have enabled us to quickly scale our business, expand our course library, add features to our platform, and address new areas of technology in high demand by our customers. Over the past seven years, we made nine targeted strategic acquisitions, which allowed us to expand our course library, author base, platform capabilities and product offerings. For example, the acquisition of GitPrime in May 2019 gave us our software developer productivity analysis product known as Pluralsight Flow. The addition of Pluralsight Flow allows us to sell more products to our existing customers and attract new customers. With this addition, we can measure the application of knowledge in real time. We intend to expand the capabilities of Pluralsight Flow with Pluralsight Skills over time to provide more actionable insights to software developers and their leaders.
We have proven success with identifying core capabilities in the market, acquiring talent and technology, and integrating these assets into our platform for a unified user experience. We may continue selectively adding content and platform capabilities through acquisitions that enhance value to our customers.
Expand course library with new content areas and offer additional platform features
We plan to continue expanding our course library to address the most relevant topics for users. We anticipate continued strong growth in our technology skills platform as we build out content in new areas like cloud, data science, data engineering, artificial intelligence, machine learning, and security.
We introduced and acquired several platform features that have been integrated into our cloud-based technology skills platform, including skill and role assessments and learning paths. We will continue adding more features to our platform over time which we believe will strengthen our position as the go-to platform for technology leaders to deliver on their innovation strategies.
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
Iris
Pluralsight Skills is powered by Iris, our machine learning intelligence underlying our skill assessments algorithm, user gap analysis and personalized content recommendations that guide users on how to develop desired skills. With every assessment and course completed, Iris absorbs information about the state of technology skills across our overall user base, within a specific business customer’s users, and for each individual user, thereby allowing our platform to provide predictive, personalized skill development solutions and adapt to the needs of our customers. Iris creates a smarter, more personalized learning journey for our users.
Content Creation
Our course library was created primarily by our world-class community of authors and industry partners. By publishing courses on our platform, we provide authors with exposure to our broad user base, thereby enabling our authors to build their reputations and increase their name recognition as a trusted source in the market. In addition, we share our success with our authors, who receive revenue-share amounts based on the viewing of their content. This incentivizes authors to create new, up-to-date, high-quality content, which drives customer growth and user adoption, creating a virtuous cycle that promotes our continued growth.
We identify and select prospective authors based on their skills, experience, following in user communities, popularity, ability to effectively instruct, and commitment to advancing knowledge about their discipline.
We provide authors with a set of tools and skill development materials to instruct them on our course design methodology. They are assigned to one of our content leaders, or production editors, to help them select topics, create a framework for their courses, and support them through the course production and editing process. External peer reviewers, who are generally authors, help ensure technical accuracy. Authors produce courses and presentations from their own location on their own time, making the process scalable and efficient.
Based on the size of our author community and the related depth and breadth of technical knowledge, we have the ability to consistently deliver current and relevant content to keep pace with technology’s fast pace of change. For example, in 2019, our authors published courses on average within 60 days of being engaged to create the course.
Pluralsight Flow
Our proprietary Flow software utilizes data-driven methods to process, analyze and visualize software developer coding activities into actionable metrics. We have created a number of metrics designed to measure the volume, type, and complexity of each code commit. Our solution is designed to work with a variety of commonly-used software coding and IT ticketing environments.
Technology and Content Team
Our technology and content teams use a human-centered design and development approach to engage with customers, users, and industry analysts through interviews and surveys on a frequent basis to understand customer needs and general industry trends to enhance our platform and course library. This allows us to build a platform that is uniquely positioned to deliver a highly personalized journey that focuses on the user and provides deep business analytics. The primary function of our technology team is to evaluate new technologies, determine the best technologies to create for our platform, incorporate new features and functionality into our platform to improve user experience, and ensure our solutions are delivered seamlessly, as well as to ensure that our platform is resilient and available to our customers at any time. Our content team tracks subject-matter experts across a variety of categories, researches the latest technology trends and adoption within businesses, and works with our authors to create high-quality content which addresses the needs of our customers.
As of December 31, 2019, we had over 520 employees in our technology and content organization. We intend to continue investing in our technology and content organization to strengthen our existing platform and add new capabilities to enhance our value to customers.
Seasonality
Our quarterly results of operations may fluctuate due to various factors affecting our performance. We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month within each quarter. The increase in customer agreements entered into in the fourth quarter is generally attributable to large enterprise buying patterns typical in the software industry. During the fourth quarter of 2019, we recognized 28% of our revenue, and recorded 34% of our total billings. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into in the fourth quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our billings, and to a lesser extent, our revenue. We generally recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenue until future periods.
Customers
As of December 31, 2019, we had 17,942 business customers on our platform. This is an increase of over 1,100 business customers from December 31, 2018. We experienced rapid growth within large businesses. Our client base is diversified across industries, such as financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government contractors, manufacturing, energy, education, and professional services.
Sales and Marketing
Our platform is designed to be easy to access and use, which allows both individual and business customers to seamlessly purchase subscriptions to, and deploy, our platform. Accordingly, for the year ended December 31, 2019, approximately 24% of our revenue was derived from self-service subscriptions to our platform without any direct interaction with our sales team. Our self-service deployments are typically to small business teams and individual customers, which represent the “top of the funnel” for larger deployments, bringing our technology into the workplace and proliferating usage within a business.
We also deploy a direct sales team focused on landing new business customers, renewing existing subscriptions, and expanding business-wide deployments, as well as a field sales team responsible for sourcing new prospects and upsell opportunities. We expect to increase penetration of our business customers by expanding their use of our platform to address additional use cases and increasing the number of their employees who utilize our platform.
Our marketing efforts are focused on generating awareness of our cloud-based technology skills platform, creating sales leads, establishing and promoting our brand, and cultivating a community of loyal customers and authors. We utilize both online and offline marketing initiatives, including search engine and email marketing, online banner and video advertising, blogs, corporate communications, white papers, case studies, user events including Pluralsight LIVE in the United States and Europe, and webinars.
Employees
As of December 31, 2019, we had over 1,600 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are good.
Competition
The market for professional skill development is highly competitive, rapidly evolving, and fragmented. We expect competition to continue to accelerate in the future as competitors bundle new and more competitive offerings with their existing products and services, and as products and product enhancements are introduced into our market.
We compete directly or indirectly with:

•	instructor-led training vendors, such as Global Knowledge, General Assembly, and New Horizons;

•	legacy e-learning services, such as Skillsoft and Cornerstone OnDemand;

•	individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity;

•	software development productivity tools, such as Code Climate, Waydev, and BlueOptima; and

•	free solutions, such as YouTube.
We believe the principal competitive factors in our market include the following:

•	breadth, depth, and quality of content library;

•	platform features and functionality;

•	reliability and scalability;

•	performance;

•	user experience;

•	brand;

•	security and privacy;

•	price;

•	accessibility across several devices, operating systems, and applications;

•	third-party and customer integration;

•	effectiveness and quality of support and professional services;

•	customer, technology, and platform support; and

•	continued innovation.
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
Intellectual Property
We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. We believe our intellectual property rights are valuable and important to our business.
As of December 31, 2019, we had eight pending patent applications in the United States and abroad. These patent applications seek to protect our proprietary inventions relevant to our business.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate. We also have common law rights in some unregistered trademarks that were established over years of use.
We intend to pursue additional intellectual property protection to the extent we believe it beneficial. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States.
Our Organizational Structure
In May 2018, we completed an initial public offering, or IPO. Our IPO was conducted through what is commonly referred to as an “UP-C” structure. In connection with the IPO and the UP-C structure, we completed the following transactions, referred to as the Reorganization Transactions:

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
Corporate Information
We were incorporated in Delaware in December 2017. Our principal executive offices are located at 182 North Union Avenue, Farmington, Utah 84025, and our telephone number is (801) 784-9007. Our Class A common stock is listed on Nasdaq under the symbol “PS.” Our corporate website address is http://www.pluralsight.com.  Information contained on or accessible through our website is not part of this report. “Pluralsight,” our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this report are the property of Pluralsight, Inc., Pluralsight Holdings, LLC, and their subsidiaries. Other trademarks and trade names referred to in this report are the property of their respective owners.
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
Pluralsight investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website (https://www.pluralsight.com), our investor relations website (https://investors.pluralsight.com), press releases, SEC filings, public conference calls, and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors
Risks Related to Our Business and Our Industry
Market adoption of cloud-based learning solutions is new and unproven and may not grow as we expect, which may harm our business and results of operations, and even if market demand increases, the demand for our platform may not increase.
We believe our future success depends in part on the growth, if any, in the demand for cloud-based technology learning solutions, particularly enterprise-grade solutions. The widespread adoption of our platform depends not only on strong demand for new forms of technology learning, but also for solutions delivered via a Software-as-a-Service, or SaaS, business model in particular. The market for cloud-based learning solutions is less mature than the market for in-person ILT, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict customer demand for our platform, customer adoption and renewal, the rate at which existing customers expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive products into the market, or the success of existing competitive products. Furthermore, even if businesses want to adopt a cloud-based technology learning solution, it may take them a long time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Some businesses may also have long-term contracts with existing vendors and cannot switch to our platform in the short term. Even if market demand for cloud-based technology learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for cloud-based technology learning solutions does not grow as we expect or demand for our platform does not increase, it could result in reduced customer spending, customer attrition, and decreased revenue, any of which would adversely affect our business and results of operations.
If we do not expand our course library effectively or develop new platform features that respond to constantly evolving technologies and the needs of our customers, our business and results of operations could be adversely affected.
The market for talent in technology-related fields is growing and constantly evolving due to the continuously changing needs of our customers. Moreover, software is displacing manual processes throughout businesses in many industries and, as a result, the talent that companies seek to hire and retain must keep pace with technological change and drive digital transformation. As such, our future success depends on ensuring our business customers’ employees can master the latest emerging technologies and improve their skills in existing areas by developing and making available on a timely basis new and improved learning content and platform features that can address evolving customer needs. With respect to content creation, since new technologies are constantly introduced, our success depends upon our ability to identify technological developments and predict which technology will become widely adopted or strategically important, and then develop course content and related skill and role assessments to address these areas in a timely manner, which we may not do successfully. For example, certain courses we developed in the past received lower than anticipated levels of customer interest and we did not generate sufficient revenue from those courses to offset their costs. In addition, if we do not anticipate our customers’ demands and provide courses in topics that address these demands, our lead times for course production may make it difficult for us to rapidly produce the desired content. With respect to platform features, many of the features we currently offer are relatively new and unproven and we cannot assure you that our existing features and any future features or enhancements we develop will be utilized. The success of any course library expansion or new or enhanced feature depends on several factors, including our understanding of market demand, timely execution, successful introduction, and market acceptance. We may fail to develop new content and features or enhance our existing platform to meet customer needs or our new content and features and enhancements may not achieve adequate acceptance in the market. Additionally, we may not sufficiently increase our revenue to offset the upfront technology and content, sales and marketing, and other expenses we incur in connection with the development of new courses, platform features and enhancements. Any of the foregoing may adversely affect our business and results of operations, reduce market acceptance of our platform, and diminish customer retention and satisfaction.

The market in which we participate is competitive, and if we do not compete effectively, our results of operations could be harmed.
The market for professional skill development is highly competitive, rapidly evolving, and fragmented, and we expect competition to continue increasing in the future. A significant number of companies developed, or are developing, products and services that compete or will compete with our offerings. This competition could result in decreased revenue, increased pricing pressure, increased sales and marketing expenses, and loss of market share, any of which could adversely affect our business, results of operations, and financial condition.
We face competition from in-person ILT, legacy enterprise SaaS solutions, consumer-centric SaaS solutions, and free solutions. We compete directly or indirectly with:

•	instructor-led training vendors, such as Global Knowledge, General Assembly, and New Horizons;

•	legacy e-learning services, such as Skillsoft and Cornerstone OnDemand;

•	software development productivity tools, such as Code Climate, Waydev, and BlueOptima;

•	individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity; and

•	free solutions, such as YouTube.
Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, established customer relationships, access to larger customer bases, and significantly greater resources for the development of their solutions. In addition, some of our competitors consolidated and continued consolidation among them may subject us to increased competitive pressures that may harm our results of operations. Further, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies or providing alternative approaches to provide similar results. We may face competition from companies entering our market, including large technology companies, that could expand their offerings or acquire one of our competitors. While these companies may not currently focus on our market, they may have significantly greater financial resources and longer operating histories than we do. As a result, our competitors and potential competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions that address their technology skill development needs.
Our ability to compete is subject to the risk of future disruptive technologies. If new technologies emerge delivering skill development solutions at lower prices, with greater feature sets, more efficiently, or more conveniently, such technologies could adversely impact our ability to compete. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.
Some of our principal competitors offer solutions at a lower price or for free, which may result in pricing pressures on us. Many of our competitors offering free solutions are also integrating features found previously only with paid solutions, which layers additional pressure on our pricing and feature development. If we do not maintain our pricing levels and competitive differentiation in the market, our results of operations could be negatively impacted.
If we are unable to mitigate the risks associated with serving our business customers, while increasing sales of our platform subscriptions to these customers, our business, financial condition, and results of operations could suffer.
Our growth strategy is largely dependent upon increasing sales of our platform subscriptions to business customers. As we seek to increase sales to business customers, we face upfront sales costs and longer sales cycles, higher customer acquisition costs, more complex customer requirements, and volume discount requirements that we do not face with sales to individuals.
We often enter into customized contractual arrangements with our business customers, particularly large enterprises, in which we offer more favorable pricing terms in exchange for larger total contract values that accompany large deployments. As we drive a greater portion of our revenue through our deployments with business customers, we expect our revenue to continue growing significantly, but the price we charge business customers per user may decline. This may result in reduced margins in the future if our cost of revenue increases. Sales to business customers involve risks that may not be present, or are present to a lesser extent, with sales to individuals. For example, business customers may request we integrate our platform with their existing technologies, and these customization efforts could create additional costs and delays in utilization. In addition, business customers often begin using our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that these customers will use our platform widely enough across their organization to justify our upfront investment. As we continue expanding our sales efforts to business customers, we need to continue increasing the investments we make in sales and marketing, and there is no guarantee that our investments will succeed and contribute to additional customer acquisition and revenue growth. If we do not increase sales to business customers while mitigating the risks associated with serving such customers, our business, financial condition, and results of operations may suffer.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to broaden our customer base, particularly our business customer base, and achieve broader market acceptance of our platform will predominately depend on the ability of our sales and marketing organizations to expand our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. We recently made changes to our sales senior leadership team and these changes could disrupt our operations due to logistical and administrative inefficiencies, increase costs, and result in us losing personnel with deep institutional knowledge, all of which could significantly impact our operations. Moreover, it may take time to realize the benefits of the change in our sales leadership team.
We also plan to continue dedicating significant resources to sales and marketing programs, including lead generation activities and brand awareness campaigns, such as search engine and email marketing, online banner and video advertising, user events such as our annual user conference, Pluralsight LIVE, and webinars. If we do not hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time, if our sales and marketing programs are not effective, or if we are not able to successfully integrate new senior leadership to our sales organization, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
If our business customers do not expand their use of our platform beyond their current organizational engagements or renew their existing contracts with us, our ability to grow our business and improve our results of operations may be adversely affected.
Our future success partly depends on increased adoption of our platform by our existing customers and future customers. Many of our business customers initially use our platform in specific groups or departments within their organization, or for a specific use case. Growth of our business depends in part on customers’ expanded use of our platform to address additional use cases. Further, to continue growing our business, it is important our customers renew their subscriptions when existing contracts expire and we expand our relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of users, or at all. In the past, some of our customers elected not to renew their agreements with us, and it is difficult to accurately predict whether we will continue successfully retaining customers or expanding our relationships with them. We experienced significant growth in the number of users of our platform, but it is unknown whether we will sustain similar user growth in the future. Retention of our business customers and expansion of our deployments with them may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, our customer support, our prices, the prices and features of competing solutions, reductions in our customers’ spending levels, insufficient user adoption of our platform, and new feature releases, or the lack thereof. If our business customers do not purchase additional subscriptions or renew their existing subscriptions, renew on less favorable terms, or fail to continue expanding their engagement with our platform, our revenue may decline or grow less quickly than anticipated, which could harm our results of operations.
Our future performance partly depends on attracting and retaining authors and producing content that addresses our customers’ needs.
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
If any of the risks above occur, customers may seek other solutions for their professional skill development needs and we may not retain them or acquire additional customers to offset any such departures, which could adversely affect our business and results of operations. In addition, our most popular authors are a relatively small group of individuals who created course content that has historically represented a significant portion of the total course hours viewed. The loss of our authors, particularly our most popular authors, and our inability to replace them with new author relationships of comparable quality and standing, could significantly impact our business and operating results and limit our ability to produce content of a quality or at a scale sufficient to grow our business.
Our quarterly and annual results of operations may be difficult to predict because they may vary significantly, and if we fail to meet the expectations of investors or securities analysts, our stock price and the value of your investment could decline.
Our quarterly and annual billings, revenue and results of operations fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter should not be relied upon as indicative of future performance. We may not be able to accurately predict our future billings, revenue or results of operations. Factors that may cause fluctuations in our quarterly results of operations include, but are not limited to, those listed below:

•	fluctuations in the demand for our platform and the timing of sales, particularly larger subscriptions;

•	our ability to attract new customers or retain existing customers;

•	our existing authors, particularly our most popular authors, may not continue creating content for us;

•	the content created by our authors may not address the needs of our customers and may not meet the standards that our customers expect and demand;

•	changes in customer renewal rates and our ability to increase sales to our existing customers;

•	an increase in the length of sales cycle as a higher percentage of our billings come from larger business customers;

•	our customers’ seasonal buying patterns;

•	our customers’ budgeting cycles and internal purchasing priorities;

•	the payment terms and subscription term length associated with our platform sales and their effect on our billings and free cash flow;

•	our ability to anticipate or respond to changes in the competitive landscape, including consolidation among competitors;

•	the timing of expenses and recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	the timing and success of new product feature and service introductions by us or our competitors;

•	network outages;

•	changes in laws and regulations that impact our business; and

•	general economic and market conditions.
If our billings, revenue or results of operations fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance we provide, the price of our Class A common stock could decline.
If our security measures are breached or data is otherwise subject to unauthorized access, use or disclosure, our platform may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.
Unauthorized access to or use of, or other security breaches of our platform or the other systems or networks used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, or unauthorized access to or use, disclosure or acquisition of our proprietary or confidential data, or personal, proprietary or other confidential data of our employees, vendors, customers, users or others could result in the loss, compromise or corruption of data or intellectual property, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other measures taken in connection with the breach, and other liabilities. Security is one of the main course subjects we provide on our platform, which may cause our platform to be a target for hackers and others, and which causes our brand, credibility, and reputation to be particularly sensitive to actual or perceived security breaches.
Our platform, and the other facilities, systems or networks used in our business, including those of our third-party vendors, are at risk for security breaches as a result of cyber attacks, software vulnerabilities or coding errors, hackers, physical break-ins, computer viruses, inadequate security controls by customers, employees, contractors or vendors such as, weak or recycled passwords, worms or other malicious software programs or other third-party action, or employee, vendor, or contractor error or malfeasance. We incurred and expect to continue incurring significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access, deny authorized access, or otherwise sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. We and our third parties may also experience security breaches that remain undetected for an extended period and result in a substantial impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. Although we retain errors and omissions insurance coverage for certain security and privacy damages and claim expenses, this coverage may be insufficient to compensate us for all liabilities that we may incur as a result of any actual or potential security breach, and we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. One or more claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Failure or perceived failure to comply with applicable and evolving foreign or domestic privacy and information security regulations could limit the use and adoption of our platform, expose us to increased liability, and harm our business and reputation.
Privacy, information security, and data protection are issues of growing concern and the regulatory framework governing the collection, processing, storage, transfer and use of information is rapidly evolving in various jurisdictions where we do business. Many governments adopted and continue proposing requirements regarding personally identifiable information and other data relating to individuals. Federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data.
Some foreign countries and governmental bodies where we conduct business, including the European Union, or EU, have laws and regulations that often are more restrictive and more broadly applicable than those in the United States. With regard to the transfer of personal data from our European employees and customers to the United States, we self-certified under the EU-U.S. Privacy Shield and under the Swiss-U.S. Privacy Shield. In certain cases, we agreed to model contract clauses approved by the European Commission.  It is unclear whether we can continue relying on these mechanisms for European transfers of data because these frameworks and model contract clauses have been subject to legal challenge and may be invalidated or modified. These variations in required protections among jurisdictions may result in reluctance or refusal by European customers to use our platform due to potential risk exposure created by transferring personal data from Europe to the United States, and we and our customers may face enforcement actions by European data protection authorities regarding data transfers from Europe to the United States.
Proposed and newly enacted laws, regulations, and industry standards concerning privacy, data protection, and information security continue emerging and evolving globally, including the General Data Protection Regulation 2016/679, or the GDPR, adopted in the EU, which took full effect in May 2018, and the California Consumer Privacy Act, or CCPA, adopted in California, which became operative on January 1, 2020. The GDPR provides for substantial penalties and other remedies, including giving EU regulators the ability to issue fines up to the greater of €20 million or 4% of worldwide annual turnover. The California Attorney General can enforce the CCPA, including seeking injunctive relief and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Many aspects of the CCPA and its interpretation remain uncertain. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Further in March 2017, the United Kingdom, or UK, formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The UK ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how UK data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the UK will be regulated following a transition period following Brexit that will conclude on December 31, 2020. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. As a result of Brexit, we could be required to make changes to the way we conduct business and transmit data between the United States, the UK, the EU, and other jurisdictions. We cannot yet determine the impact evolving and future laws, regulations and standards may have on our business. Laws and regulations relating to privacy, data protection and information security are often subject to differing interpretations and may be inconsistent, creating complexity in how we do business.
These uncertain circumstances, new and evolving laws, and other requirements could reduce demand for our platform, increase our costs, impair our ability to grow our business, affect our ability to respond to customer requests to access, correct and delete personal information under these laws, restrict our ability to store and process data or, in some cases, impact our ability to offer our platform in some locations and may subject us to liability. Further, we may find it necessary or beneficial to fundamentally change our business activities and practices or to expend significant resources to modify our platform and otherwise adapt to these changes. If we are not able to make such changes and modifications in a commercially reasonable manner, or at all, our ability to develop new content and features could be limited.
Any failure or perceived failure to comply with applicable privacy, security or data protection laws and regulations, and any follow-up or remedial actions required by such laws or regulations or related to an actual or alleged violation of such laws and regulations, including requirements to notify individuals whose personal information was affected by a security breach, may result in regulatory investigations and proceedings, lawsuits, consent decrees, and injunctions, negatively impact our reputation, cause us to incur significant costs, liabilities and expenses, including legal expenses and substantial fines and penalties, harm customer confidence, hurt our expansion into new markets, reduce demand for our platform, lead to the loss of existing customers and adversely affect our financial condition.
If we fail to retain key employees or to recruit qualified technical and sales personnel, our business could be harmed.
We believe our success depends on the continued employment of our senior management and other key employees. We also rely on our leadership team in the areas of technology, content, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
Our future success depends on our ability to continue enhancing and introducing new content and platform features, which makes attracting and retaining qualified personnel with the requisite education, background, and industry experience crucial. As we expand our business globally, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse worldwide customer base. The loss of a significant number of our technology, content or sales personnel and their services could be disruptive to our development efforts or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We experienced, and may continue experiencing, rapid growth and organizational change, which placed, and may continue placing, significant demands on our management and our operational and financial resources. For example, our full-time employee headcount has grown from approximately 1,100 employees as of December 31, 2018 to over 1,600 employees as of December 31, 2019. We operate globally, sell subscriptions to customers in more than 180 countries, and have employees in various locations in the United States, Europe, and the Asia Pacific region. We plan to continue expanding our operations into other countries in the future, which will place additional demands on our resources and operations. Simultaneously, we continue increasing the breadth and scope of our platform and our operations. To support this growth, and to manage any future growth effectively, we must continuously and efficiently improve our IT and financial infrastructures, operating and administrative systems, and management of our headcount, capital, and internal processes. Our organizational structure is becoming more complex as we grow our operational, financial, and management infrastructure and we must continuously enhance our internal controls, reporting systems and procedures. We intend to continue expanding our business by investing in technology, content, sales and marketing operations, hiring additional personnel, improving our internal controls, reporting systems and procedures, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
Our rapid growth and limited history with our cloud-based technology skills platform make it difficult to evaluate our future prospects and may increase the risk that we will not continue growing at or near historical rates.
We grew rapidly over the last several years, and as a result, forecasting our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Although we began operations in 2004, we shifted our business model in 2011 from offering in-person ILT to an entirely online delivery model. Beginning in 2011, we extended our offering to include new content areas and additional features, which enabled us to expand our addressable market, attract new users, and broaden our relationships with businesses. This limited history with our SaaS model and cloud-based platform offering further limits forecasting of our future results of operations. As such, any predictions about our future revenue and expenses may not be as accurate as they could be if we had a longer operating history with our delivery model or platform or operated in a more predictable market. We encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks adequately, our results of operations could differ materially from our expectations, our growth rates may slow, and our business may suffer.
We recognize revenue from subscriptions over the term of our customer contracts, and as such our reported revenue and billings may differ significantly in a given period, and our revenue in any period may not be indicative of our financial health and future performance.
We generally recognize revenue from subscriptions ratably over the subscription term of the underlying customer contract, which is generally one year. Our billings are recorded upon invoicing for access to our platform, thus a significant portion of the billings we report in each quarter are generated from customer agreements entered into and invoiced during the period. As a result, much of the revenue we report each quarter is derived from contracts that we entered into with customers in prior periods. Consequently, a decline in new or renewed subscriptions in any quarter will not be fully reflected in revenue or other results of operations in that quarter. Rather, it will negatively affect our revenue and other results of operations across future quarters, making it difficult for us to rapidly increase our revenue from additional billings in a given period. Any increases in the average term of subscriptions would result in revenue for those contracts being recognized over longer periods of time with less positive impact on our results of operations in the near term. Accordingly, our revenue in any given period may not be an accurate indicator of our financial health and future performance.
As we continue expanding our sales efforts to larger business customers, our sales cycles may lengthen and grow in complexity, which may cause our billings and revenue to vary substantially and become difficult to predict and cause our results of operations to fluctuate significantly.
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts to larger businesses, from which we derive a significant portion of our billings and revenue, the length and variability of our sales cycle, and difficulty in adjusting our operating expenses in the short term. The length of our sales cycle, from identification of the opportunity to delivery of access to our platform, varies significantly from customer to customer, with sales to larger businesses typically taking longer to complete. In addition, as we continue increasing our sales to larger businesses, we face longer, more complex customer requirements and substantial upfront sales costs. With larger businesses, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger businesses may require us to invest more time educating these potential customers. Purchases by larger businesses are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which may impede our efforts to reach agreement on the terms of the sale to larger businesses.
To the extent our competitors develop products that our prospective customers view as equivalent or superior to our platform, our average sales cycle may increase. Additionally, if a key sales member leaves our employment or if our primary point of contact at a customer or a potential customer leaves their employment, our sales cycle may be further extended or customer opportunities may be lost. As a result of the buying behavior of enterprises and the efforts of our sales force and partners to meet or exceed their sales objectives by the end of each fiscal quarter, we historically received and generated a substantial portion of billings during the last month of each fiscal quarter, often the last two weeks of the quarter. These transactions may not close as expected or may be delayed in closing. The unpredictability of the timing of customer purchases, particularly large purchases, could cause our billings and revenue to vary from period to period or to fall below expected levels for a given period, which may adversely affect our business, results of operations, and financial condition. For example, during the second quarter of our fiscal year 2019, we experienced a decline in our billings growth rate compared to recent quarterly results primarily due to sales execution challenges. As a result, we made changes to our sales senior leadership team, added key hires in our core sales operations and sales enablement teams, and deepened our investment in our customer success and professional services teams. While these changes have shown improvements in the short term, our billings growth rate could decline over the long term if these measures are not successful.
We believe our long-term success partly depends on continued expansion of our sales and operations outside of the United States, which subjects us to a number of risks associated with international sales and operations.
We currently maintain offices and employ sales personnel outside the United States in Europe, Australia, and the Asia Pacific region, and we intend to continue expanding our international operations. In order to maintain and expand our sales internationally, we may need to relocate, hire and train experienced personnel to staff and manage our foreign operations. To the extent we experience difficulties in recruiting, training, managing, and retaining international staff, and specifically sales and marketing personnel, we may experience difficulties in growing our international sales and operations.
Additionally, our international sales and operations are subject to a number of risks, including, but not limited to, the following:

•	unexpected costs and errors in tailoring our products for individual markets, including translation into foreign languages and adaptation for local practices;

•	difficulties in adapting to customer desires due to language and cultural differences;

•	increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;

•	theft of intellectual property, data and technology through intrusion by foreign actors, those affiliated with or controlled by state actors, and private parties;

•
unexpected changes in regulatory requirements, taxes, trade laws, tariffs, trade wars or potential changes in trade relations arising from policy initiatives implemented by the current U.S. presidential administration, export quotas, custom duties, or other trade restrictions;

•	limitations on technology infrastructure, which could inhibit our migration of international operations to our existing systems and result in increased costs;

•	difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;

•	challenges in complying with local data privacy and data protection requirements and protecting the security of our platform;

•	challenges obtaining work permits and visas, and navigating immigration laws and systems among jurisdictions; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
Additionally, operating in international markets requires significant management attention and financial resources. Our personnel have limited experience in marketing, selling, and supporting our platform abroad, which increases the risk of any potential future expansion efforts undertaken by us being unsuccessful. We plan to invest substantial time and resources toward expanding our international operations, but we cannot be certain that these investments will produce desired levels of revenue or profitability. These factors among other could harm our ability to gain future international revenue and materially affect our business, results of operations and financial condition.
We may face exposure to foreign currency exchange rate fluctuations.
Today, substantially all of our customer contracts are denominated in U.S. dollars, while our operating expenses outside of the United States are often denominated in local currencies. As we expand our international operations, a larger portion of our operating expenses will be denominated in local currencies. Currently, we do not engage in currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars. In the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If we fail to manage our hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in accessing our platform.
We host our platform on data centers provided by Amazon Web Services, or AWS, a provider of cloud infrastructure services. Our operations depend on the virtual cloud infrastructure hosted in AWS and the information stored in these virtual data centers that third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses, disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks, and other similar events beyond our control could negatively affect the availability and reliability of our platform. A prolonged AWS service disruption affecting our platform and the ability of our users to access our products, such as our video courses, for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions, and provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. Any disruption of our use of, or interference with, AWS could adversely affect our operations and business.
We experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. We strive to maintain sufficient excess capacity in our hosting network infrastructure to meet the needs of all of our customers and our growing content library. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing clients may experience service outages that may adversely impact our results of operations and lead to customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales and customer usage, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.
We rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including content delivery, enterprise resource planning, customer relationship management, billing, project management, and accounting and financial reporting. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which may negatively impact our results of operations and harm our business.
If we do not keep pace with technological developments, our business may be harmed.
Our platform is designed to operate on a variety of network, hardware, and software platforms using internet tools and protocols, which requires us to continuously modify and enhance our platform to keep pace with changes in internet-related hardware, software, communication, browser, and database technologies. If we fail to respond in a timely and cost-effective manner to these rapid technological developments, our platform may become obsolete, which could adversely impact our results of operations. For example, if we fail to ensure our video courses are fully enabled and readily available on multiple platforms, such as computers, tablets and other mobile devices, our business may be harmed.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely impacted.
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our platform and are important elements in retaining existing customers and attracting new customers. We believe the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our provisioning of quality customer support. However, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and manage our brand successfully, cultivate loyalty among our customers, or incur substantial expenses in an unsuccessful attempt to promote and grow our brand awareness and strength, we may fail to retain our existing customers and partners, or attract new customers and partners, and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or other parties associated with us or them, may tarnish our reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and unsuccessful.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success and our business may be harmed.
We believe a critical component to our success is our company culture. Our company is aligned behind our culture and key values, and we have invested substantial time and resources in building our team within this company culture. As we grow and develop the infrastructure of a public company, we may find it difficult to sustain these important aspects of our company culture worldwide. If we fail to preserve and nurture our culture, our retainment and recruitment of personnel, ability to effectively focus on and pursue our corporate objectives, and business could be harmed.
The relocation of our headquarters may not be executed as we envision.
We are relocating our headquarters from Farmington, Utah to Draper, Utah in 2020. In connection with this relocation, we could experience unexpected costs or business disruption and diversion of management attention, which could negatively impact our business operations and result in additional costs. The relocation may have a significant adverse effect on our ability to motivate and retain current employees. Further, managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if we experience significantly greater attrition among current employees than expected in connection with the relocation, which could harm our business.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue or experience slower growth rates, and incur costly litigation to protect our rights.
The skill development industry is characterized by a large number of copyrights, trademarks, trade secrets, and other intellectual property rights. Our success is partly dependent upon protecting our proprietary information and technology. We rely on a combination of trademarks, copyrights, trade secrets, intellectual property assignment agreements, license agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect and mitigate unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create solutions that compete with ours. In addition, we experienced, and may in the future be subject to, piracy of our course content. In the past, individuals illegally accessed our course materials and posted them online, and individual users within our business customers obtained access to our content outside the scope of the customer’s subscription, which caused us to lose potential revenue opportunities, and such activities may recur in the future. Policing piracy of our content and unauthorized use of our platform is difficult and the steps we take to combat such actions may prove ineffective. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be insufficient. To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. Although we enter into intellectual property assignment agreements or license agreements with our authors, confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to, and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Unsuccessfully protecting our proprietary technology against unauthorized copying or use, and any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new platform features, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new platform features or services, and we cannot guarantee we will be able to license that technology on commercially reasonable terms or at all, and our inability to license this technology could weaken our competitive abilities.
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
In the past, third parties claimed we infringed their intellectual property rights. Such claims may reoccur in the future, and we may actually be found to be infringing on such rights. Additionally, if a third-party software provider incorporated open source software into software we license from such provider, we may be required to disclose any of our source code that incorporates or is a modification of any such licensed software. Any claims or litigation could cause us to incur significant expenses, and if successfully asserted against us, could require we pay substantial damages or ongoing revenue share payments, indemnify our customers or distributors, obtain licenses, modify products, or refund fees, any of which could deplete our resources and adversely impact our business.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and occupy a significant amount of our management’s time and attention.
From time to time, we are subject to litigation or claims, including securities class actions, which are typically expensive to defend. Resolving, disputing and litigating legal claims could cause us to incur unforeseen expenses and occupy a significant amount of management’s time and attention, which could negatively affect our business operations and financial condition. For example, a class action complaint was filed in August 2019 by a stockholder in the U.S. District Court for the Southern District of New York against us, and some of our officers alleging violation of securities laws and seeking unspecified damages. The action was transferred to the U.S. District Court for the District of Utah in October 2019. We believe this lawsuit is without merit and intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable. While we have insurance for the class actions and other types of claims, there is no assurance that our available insurance will be sufficient to cover these claims.
Real or perceived errors, failures, vulnerabilities, or bugs in our platform could harm our business and results of operations.
Errors, failures, vulnerabilities, or bugs may occur in our platform, especially when updates are deployed or new features are rolled out. In addition, utilization of our platform in complicated, large-scale customer environments may expose previously unknown errors, failures, vulnerabilities, or bugs in our platform. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers. As a provider of technology learning solutions, our brand and reputation is particularly sensitive to such errors, failures, vulnerabilities, or bugs. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity, loss of competitive position, loss or corruption of customer data, loss of or delay in market acceptance of our products, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.
Any failure to offer high-quality customer support may harm our relationships with our customers and results of operations.
Our customers depend on our customer support teams to resolve technical and operational issues if and when they arise. We may not respond quickly enough to accommodate short-term increases in customer demand for customer support. Customer demand for support may increase as we expand the features available on our platform. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. As we continue expanding our business customer base, we need to continue providing efficient and effective customer support that meets our business customers’ needs and expectations globally at scale. The number of our business customers grew significantly, which puts additional pressure on our support organization. In order to meet these needs, we relied in the past, and will continue relying on, self-service customer support to resolve common or frequently asked questions, which supplement our customer support teams. If we are unable to provide efficient and effective customer support globally at scale, including through the use of self-service support, the growth of our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our margins and results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our business, reputation, sales of our platform to existing and prospective customers, results of operations, and financial condition.
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
There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties, government relations, and tariffs. The current U.S. presidential administration called for substantial changes to U.S. foreign trade policy with China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Many of our customers who conduct business in China may be impacted by these policies. If the United States’ relationship with China deteriorates or results in trade protection measures, retaliatory actions, tariffs, or increased barriers, policies that favor domestic industries, or heightened import or export licensing requirements or restrictions, then our operations and business may be adversely affected due to such changes in the economic and political ecosystem.
Our business could be negatively impacted by changes in the United States political environment.
There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels in the United States. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
Recent and future acquisitions of other companies or technologies could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
As part of our business strategy, we have in the past and may in the future seek to acquire or invest in businesses, people, or technologies that we believe could complement or expand our platform, enhance our content library or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Any integration process may result in unforeseen operating difficulties and require significant time and resources and, although we have been successful in the past, we may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business in connection with any future acquisition.
We may not achieve the anticipated benefits from an acquired business due to a number of factors, such as:
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
In the future, if our acquisitions do not yield expected returns, we may be required to take charges for the write-down or impairment of amounts related to goodwill, intangible assets, and our content library, which could negatively impact our results of operations. We may issue additional equity securities in connection with any future acquisitions, which could dilute our existing stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to pay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, financial conditions, results of operations, and prospects.
We might require additional capital to support our growth and this capital might not be available on acceptable terms, if at all.
We intend to continue investing in our growth and may require additional funds to respond to business challenges, including the need to develop new features, enhance our existing platform or acquire complementary businesses, technologies, and content. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, supporting our growth and responding to business challenges could be significantly impaired.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage issues related to our status as a public company that are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.
Our business is subject to a variety of U.S. and international laws that could give rise to claims, increase the cost of operations, or otherwise harm our business due to changes in the laws and their interpretations, greater enforcement of the laws, or investigations into compliance with the laws.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing copyright laws, employment and labor laws, workplace safety, consumer protection laws, privacy and data protection laws, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and we must continuously monitor and dedicate resources to ensure ongoing compliance. Non-compliance with applicable laws or regulations could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be adversely affected. In addition, responding to any action would likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that limit provisioning our customers access to our platform or limit our customers’ access or use of our services in those countries. Further, the current U.S. presidential administration has been critical of existing trade agreements and may impose more stringent export and import controls.
Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws. If we fail to comply with these laws and regulations, we and some of our employees could be subject to civil or criminal penalties, including the loss of export privileges and fines. We also may be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or our users’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations may prevent our users with international operations from utilizing our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, increased export and import controls stemming from the current U.S. presidential administration’s policies, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform could adversely affect our business, results of operations, and financial results.
We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and other similar anti-bribery and anti-kickback laws and regulations. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Our business could be adversely impacted by changes in internet access for our users.
Our platform depends on the quality of our users’ access to the internet. Certain features of our platform, including the display of our video courses, require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies having significant market power that could take actions to degrade, disrupt, or increase the cost of user access to our platform, which could negatively impact our business. We could incur greater operating expenses and our efforts to acquire and retain customers could be negatively impacted if network operators:

•	implement usage-based pricing;

•	discount pricing for competitive products;

•	otherwise materially change their pricing rates or schemes;

•	charge us to deliver our traffic at certain levels or at all;

•	throttle traffic based on its source or type;

•	implement bandwidth caps or other usage restrictions; or

•	otherwise monetize or control access to their networks.
As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure we and our users rely on may no longer support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
Our business could be affected by new governmental regulations regarding the internet.
Various laws and regulations could impede the growth of the internet or other online services, and new laws and regulations may be adopted in the future. These laws and regulations could limit internet neutrality, involve taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our platform. To date, government regulations have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment pertaining to the internet is uncertain and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet, regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments or by governments of foreign jurisdictions.
The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communication, e-commerce, and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the internet or in specific jurisdictions, which could harm our business and our results of operations.
Our international operations subject us to potentially adverse tax consequences.
We are subject to income taxes and non-income-based taxes, such as payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions we file and to changes in relevant tax laws. Significant judgment is required to determine our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not interpret the law differently and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations, rates, our international organization, and overall levels of income before tax, changing interpretation of existing laws or regulations, and the impact of accounting for equity-based compensation and accounting for business combinations. In the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
Our exposure to tax liabilities may be greater than anticipated and may be affected by changes in tax laws or interpretations, any of which could adversely impact our results of operations.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in the tax treatment of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period.
Changes in accounting principles, changes in U.S. federal, state, local or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, positions, decisions, and policies could also impact our tax position. For example, on December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States. We have reflected the impact of the Tax Act in our financial statements in accordance with our understanding of the Tax Act and guidance available as of the date of this Annual Report on Form 10-K. Although the impact of the Tax Act was not material on our consolidated financial statements, many consequences of the Tax Act, including whether and how state, local, and foreign jurisdictions continue reacting to such changes are unclear and the U.S. Department of Treasury may continue issuing regulations and interpretive guidance that may significantly impact how the Tax Act applies to us. Any of the foregoing changes could adversely impact our results of operations, cash flows, and financial condition.
Additionally, the Organization for Economic Co-Operation and Development released guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities in various jurisdictions.
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
We have federal and state net operating loss carryforwards, or NOLs, due to prior period losses, which if not utilized will begin to expire in 2030 for both federal and state purposes, respectively. As of December 31, 2019 we had federal and state NOLs of $259.8 million and $111.9 million, respectively. These NOLs, and NOLs of companies we may acquire could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOLs or other tax attributes, such as research tax credits and excess business interest, in any taxable year may be limited to the extent we have experienced an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage over a three-year period. Past or future transactions among our stockholders may trigger an “ownership change.”
The nature of our business requires the application of complex accounting rules, including revenue and expense recognition rules, and any significant changes in current rules, or interpretations thereof, could affect our financial statements and results of operations.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC focused on the integrity of financial reporting and internal controls over financial reporting. Many companies’ accounting policies and practices are being subject to heightened scrutiny by regulators and the public. In addition, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could significantly affect our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. Further, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our results of operations could be significantly affected.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, equity-based compensation expense, sales commissions costs, long-lived assets, business combinations, and accounting for income taxes including deferred tax assets and liabilities.
We previously identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our financial statements, and we may identify material weaknesses in the future.
We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2018 associated with the accounting for non-standard share-based payment awards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in section entitled “Controls and Procedures,” we took a number of measures to remediate the material weakness described above, and based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2019. However, if additional material weaknesses or significant deficiencies in our internal control occur in the future, it may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we fail to report our results in a timely and accurate manner, we may be required to pay additional interest under our convertible notes, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. If we identify one or more new material weaknesses or are unable to timely remediate our existing material weakness, we may not assert that our internal controls are effective. If we can not assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. Additionally, our management’s attention has been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the remediation of any material weakness in our internal controls.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of Nasdaq. The requirements of these rules and regulations increased our legal, accounting, and financial compliance costs, made some activities more difficult, time-consuming, and costly, and placed significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our efforts to enhance and improve our internal control over financial reporting are ongoing. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expended, and anticipate continuing to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Moreover, we previously identified a material weakness in our internal control over financial reporting related to the establishment of accounting policies for non-standard equity-based compensation awards, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, any difficulties encountered in their implementation or improvement, or any failure to remediate our material weakness, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls, procedures and internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which could negatively affect the trading price of our Class A common stock. If we do not meet these requirements, we may not remain listed on Nasdaq. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K.
Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. In the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, it may issue an adverse report. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material negative effect on our business and results of operations and cause a decline in the price of our Class A common stock.
We continue incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.
As a public company, we incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. Recently, we devoted substantial management effort and incurred significant expenses toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We also hired additional accounting and financial professionals with appropriate public company experience and technical accounting knowledge.
These requirements, and any modifications, increase our legal, accounting, and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
Risks Related to Future Debt and Convertible Senior Notes
Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In March 2019, we issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024, or the Notes. Making scheduled payments of the principal of, paying interest on, or refinancing our indebtedness, including the Notes, depends on our future performance and financial condition, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue generating cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we do not generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives or may restrict the way in which we operate our business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In the event we or our subsidiaries incur substantially more debt in the future, some of which may be secured debt, our exposure to these risks could intensify. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt, or taking a number of other actions any of which, if taken, could diminish our payments on the Notes when due.
We may not raise the funds necessary to make periodic interest payments, pay the principal amount at maturity, settle conversions of the Notes in cash or repurchase the Notes upon a fundamental change, and our future debt may contain limitations on paying cash upon conversion of the Notes or repurchasing the Notes.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. Meeting our obligations to holders of the Notes will depend on the earnings and cash flows of Pluralsight Holdings. However, if Pluralsight Holdings does not provide cash to us to meet our obligations under the Notes, we may not have enough available cash on hand or obtain financing at the time we are required to make payments with respect to notes at maturity, upon surrender for repurchase or upon conversion. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or pay any cash payable on future conversions of the Notes or at maturity as required by such indenture would constitute a default under such indenture. A default under the indenture, or upon a fundamental change itself, could lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share) and one or more holders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the prices of our Class A common stock.
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
Under the FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent the conversion value of the Notes exceeds their principal amount, and the effect of the conversion on diluted earnings per share is not antidilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the FASB published an exposure draft recently that proposed to amend these accounting standards to eliminate the treasury stock method for convertible instruments and require application of the “if-converted” method, which may have the effect of diluting our reported earnings per share. The exposure draft also proposed to no longer require separate accounting for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us to repurchase the Notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such a takeover. These additional costs may delay or prevent a takeover of us that would otherwise be beneficial to investors.
The capped call transactions may affect the value of the Notes and our Class A common stock.
In connection with the capped call transactions, the counterparties, or their respective affiliates, may purchase shares of our Class A common stock, and/or enter into or modify various derivative transactions with respect to our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or prevent market price fluctuation of our Class A common stock or the Notes. We cannot make any prediction as to the discretion or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions are financial institutions and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Some recent global economic conditions resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transaction becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, it will increase if the market price or the volatility of our Class A common stock increases. Upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.
Risks Related to Our Organizational Structure
Our principal asset is our interest in Pluralsight Holdings, and we depend on Pluralsight Holdings and its consolidated subsidiaries for our results of operations, cash flows, and distributions since we have no means to independently generate them.
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
Our principal asset is a controlling equity interest in Pluralsight Holdings. As such, we have no independent means of generating revenue. Pluralsight Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Pluralsight Holdings and incur expenses related to our operations. Pursuant to the Fourth LLC Agreement, Pluralsight Holdings will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of Pluralsight Holdings that is allocated to them, to the extent previous tax distributions from Pluralsight Holdings have been insufficient. In addition to tax expenses, we incur expenses related to our operations, plus payments under the TRA, which we expect could be significant given the tax benefits associated with exchanges of LLC Units are more-likely-than-not to be realized. We intend to cause Pluralsight Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, Pluralsight Holdings’ ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Pluralsight Holdings’ inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds and our liquidity and financial condition could be materially and adversely affected.
To the extent we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 600 basis points until paid. The UK’s Financial Conduct Authority, the authority regulating LIBOR, announced in July 2017 its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is uncertain whether new methods of calculating LIBOR will be established to prolong its use after 2021. If we determine, or it is otherwise publicly announced, that LIBOR is no longer a widely recognized benchmark rate, the TRA requires us to establish a replacement interest rate, or Replacement Rate, to be applied in a manner consistent with market practice. Nonpayment of our obligations for a specified period may constitute a breach of a material obligation under the TRA, and may cause acceleration of payments due under the TRA resulting in a lump-sum payment. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2020 Proxy Statement for additional information.
We will be required to pay the TRA Members for certain tax benefits we may claim, and we expect the payments we will be required to make will be substantial.
Exchanges or redemptions of LLC Units for cash or shares of our Class A common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from the Continuing Members through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions, thereby reducing the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the TRA, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations below are taken into account.
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
The increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges or redemptions, the price of our Class A common stock at the time of the exchange or redemption, whether such exchanges or redemptions are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal and state tax rates then applicable, and the portion of our payments under the TRA constituting imputed interest. Payments under the TRA are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the TRA and will increase the amounts due thereunder. In addition, the TRA will provide for interest, generally at a rate equal to LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA. If the discontinuation of LIBOR as discussed above materializes as expected by 2022, we are required under the TRA to replace the use of LIBOR in the TRA with a Replacement Rate to be applied in a manner consistent with market practice.
As a result of the exchanges made under our structure, we may incur a TRA liability. We have not recorded, and do not expect to record, a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. Had the tax benefits been more-likely-than not to be realized, the estimated TRA liability that could result from past exchanges would have been $270.9 million as of December 31, 2019.
We expect our required payments to the TRA Members will be substantial. To the extent we do not make timely payments under the TRA, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and may cause acceleration of payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement,” incorporated by reference to our 2020 Proxy Statement for a discussion of the TRA and the related likely benefits to be realized by the TRA Members.
Payments under the TRA will be based on the tax reporting positions that we determine. Although we are not aware of any issue that could cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the TRA, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally we would not be reimbursed for any payments previously made under the applicable TRA (although we would reduce future amounts otherwise payable under such TRA). As a result, payments could be made under the TRA in excess of the tax savings we realize in respect of the attributes to which the TRA relate.
The amounts that we may be required to pay to the TRA Members under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor’s obligations, to make future payments under the TRA would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. In these situations, our obligations under the TRA could substantially and negatively impact our liquidity and delay, defer or prevent certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2020 Proxy Statement for additional information.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon Continuing Members that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Members.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Members that does not benefit the holders of our Class A common stock to the same extent as it benefits the Continuing Members. The TRA with Pluralsight Holdings and the Continuing Members provides for the payment by us to the TRA Members of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Pluralsight Holdings resulting from any redemptions or exchanges of LLC Units from the Continuing Members as described under the section entitled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement”, incorporated by reference to our 2020 Proxy Statement and (ii) certain other tax benefits related to our making payments under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2020 Proxy Statement for additional information. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock.
Generally, we will not be reimbursed for any payments made to TRA Members under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
If the IRS challenges the tax basis or other tax attributes that give rise to payments under the TRA and the tax basis or other tax attributes are subsequently required to be adjusted, generally the recipients of payments under the TRA will not reimburse us for any payments we previously made to them. Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2020 Proxy Statement.
The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.
If and when we generate taxable income, Pluralsight Holdings will generally make quarterly tax distributions to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that may potentially apply to any member for the applicable fiscal year. The Tax Act recently significantly reduced the highest marginal federal income tax rate applicable to corporations such as Pluralsight, Inc., relative to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from Pluralsight Holdings significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship described in the section entitled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement”, which is incorporated by reference to our 2020 Proxy Statement, for additional information. Such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship between Class A common stock outstanding and LLC Units of Pluralsight Holdings held by Pluralsight, Inc. unless a corresponding number of additional shares of Class A common stock are distributed as a stock dividend. We may choose to pay dividends to all holders of Class A common stock with any excess cash. These considerations could have unintended impacts on the pricing of our Class A common stock and may impose transaction costs and require management efforts to address on a recurring basis. To the extent we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pluralsight Holdings, the Continuing Members in Pluralsight Holdings during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.
Risks Related to Our Class A Common Stock
The Continuing Members have the right to have their LLC Units exchanged for shares of Class A common stock and any disclosure of such exchange or the subsequent sale of such Class A common stock may cause volatility in our stock price.
As of December 31, 2019, we have an aggregate of 37,480,617 shares of Class A common stock that are issuable upon exchange of LLC Units that are held by the Continuing Members. Under the Fourth LLC Agreement, the Continuing Members will be entitled to have their LLC Units exchanged for shares of our Class A common stock.
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
The multi-class structure of our common stock has the effect of concentrating voting control with Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, which limits or precludes your influence as a stockholder on corporate matters and may have a negative impact on the price of our Class A common stock.
Our Class C common stock has 10 votes per share, our Class B common stock has one vote per share, and our Class A common stock, our publicly traded stock, has one vote per share. Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, holds all our issued and outstanding Class C common stock, and as of December 31, 2019, holds approximately 53.6% of the combined voting power of our outstanding capital stock. As restricted share units of Pluralsight Holdings held by Mr. Skonnard vest over time, he will receive additional LLC Units and Class C common stock with 10 votes per share. As a result, Mr. Skonnard and his associated entities have the ability to control or significantly influence any action requiring the general approval of our stockholders, including the election and removal of our directors, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may delay, defer, or prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of other stockholders. This concentration of voting power with Mr. Skonnard and his associated entities may have a negative impact on the price of our Class A common stock.
As our Chief Executive Officer, Mr. Skonnard controls our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Skonnard owes fiduciary duties to us and our stockholders, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. As a stockholder, even a controlling stockholder, Mr. Skonnard is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Mr. Skonnard, personally and through his associated entities, holds his economic interest in our business primarily through Pluralsight Holdings, rather than through the public company, he may have conflicting interests with holders of shares of our Class A common stock. For example, Mr. Skonnard may have a different tax position from us, which could influence his decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our 2020 Proxy Statement for additional information. In addition, Mr. Skonnard’s significant ownership in us and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
In addition, in July 2017, Standard & Poor’s announced that they would cease allowing most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure makes us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not invest in our stock. Because of our dual class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors.
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
Our stock price may continue being volatile, and it may decline regardless of our operating performance.
Prior to our IPO, there was no public market for shares of our Class A common stock. On May 17, 2018, we sold shares of our Class A common stock to the public at $15.00 per share. From May 17, 2018, the date that shares of our Class A common stock began trading on Nasdaq, through December 31, 2019, the market price for our Class A common stock has ranged from $14.84 per share to $38.37 per share. The market price of our Class A common stock may continue fluctuating significantly in response to numerous factors, many of which are beyond our control, including, among others:

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

•	changes in operating performance and stock market valuations of SaaS-based software or other technology companies, or those in our industry in particular;

•	the size of our public float;

•	price and volume fluctuations in the trading of our Class A common stock and in the overall stock market, including as a result of trends in the economy as a whole;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy, data protection, and information security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;

•	actual or perceived security breaches;

•	changes in our board of directors or management;

•	short sales, hedging, and other derivative transactions involving our Class A common stock;

•	sales of large blocks of our Class A common stock including sales by our executive officers, directors, and significant stockholders; and

•	other events or factors, including changes in general economic, industry, and market conditions, and trends, as well as any natural disasters, which may affect our operations.
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
The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not influence or control these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if our results of operations fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price and trading volume to decline.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise could dilute all other stockholders.
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
We generally do not intend to pay dividends to the holders of our Class A common stock for the foreseeable future, except possibly in connection with maintaining certain aspects of our UP-C structure. See the section entitled “—Risks Related to Our Organizational Structure—The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.” Our ability to pay dividends on our Class A common stock may be restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or law. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, financial condition, and results of operations, current and anticipated cash needs, plans for expansion and any legal or contractual limitation on our ability to pay dividends. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would benefit our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	a classified board of directors with staggered three-year terms;

•	the removal of directors by stockholders only for cause;

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

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing, and cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and affect the price that some investors are willing to pay for our Class A common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupies approximately 117,000 square feet in Utah under leases that expire at various times through 2021. Of the four leases in Utah, one of them in connection to 43,145 square feet includes an option to renew the lease agreement for an additional five-year term, which must be exercised by the end of February 2020. We currently have no intention of exercising this option. We also lease offices around the world, including in Boston, Ireland, and Australia.
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
Item 3. Legal Proceedings.
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, and cash flows. The information required by this item is provided in Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Holders of Record

As of December 31, 2019, there were 59 holders of record of our Class A common stock, 58 holders of record of our Class B common stock, and 6 holders of record of our Class C common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy

We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference in our 2020 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2019.

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
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and the S&P 500 Information Technology Index between May 17, 2018 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2019. All values assume a $100 initial investment and data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	May 17, 2018(1)	June 30, 2018	Sept. 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	December 31, 2019

Pluralsight	$100	$122	$160	$118	$159	$152	$84	$86
S&P 500	$100	$100	$107	$92	$104	$108	$109	$119
S&P 500 Information Technology	$100	$101	$109	$90	$107	$113	$117	$133

(1) Base period

Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, pursuant to the terms of the Fourth LLC Agreement, certain Continuing Members of Pluralsight Holdings exchanged 34,892,796 shares of Class B common stock, along with their corresponding LLC Units, for an equivalent number of shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data.
The following tables present the selected historical consolidated financial information and other data for Pluralsight, Inc. and its consolidated subsidiaries. Pluralsight Holdings is our predecessor, for financial reporting purposes, and its consolidated financial statements are our consolidated financial statements. The following selected consolidated financial data for Pluralsight, Inc. and its consolidated subsidiaries should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018, are derived from the audited consolidated financial statements and related notes of Pluralsight, Inc. included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from the consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share amounts)
Revenue	$316,910	$232,029	$166,824	$131,841	$108,422
Cost of revenue(1)(2)	71,353	62,615	49,828	40,161	33,245
Gross profit	245,557	169,414	116,996	91,680	75,177
Operating expenses(1)(2):
Sales and marketing	207,085	158,409	103,478	51,234	44,872
Technology and content	102,902	69,289	49,293	36,159	33,146
General and administrative	85,560	78,418	46,971	18,130	15,916
Total operating expenses	395,547	306,116	199,742	105,523	93,934
Loss from operations	(149,990)	(136,702)	(82,746)	(13,843)	(18,757)
Other income (expense):
Interest expense	(23,565)	(6,826)	(11,665)	(6,320)	(7,399)
Loss on debt extinguishment	(950)	(4,085)	(1,882)	—	—
Other income (expense), net	11,749	1,504	81	45	(18)
Loss before income taxes	(162,756)	(146,109)	(96,212)	(20,118)	(26,174)
Provision for income taxes	(823)	(664)	(324)	(494)	(186)
Net loss	$(163,579)	$(146,773)	$(96,536)	$(20,612)	$(26,360)
Less: Net loss attributable to non-controlling interests	(50,921)	(49,660)	—	—	—
Net loss attributable to Pluralsight, Inc.	$(112,658)	$(97,113)	$(96,536)	$(20,612)	$(26,360)
Less: Accretion of Series A redeemable convertible preferred units	—	(176,275)	(63,800)	(6,325)	(55,300)
Net loss attributable to shares of Class A common stock	$(112,658)	$(273,388)	$(160,336)	$(26,937)	$(81,660)
Net loss per share, basic and diluted(3)	$(1.19)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(3)	94,515	62,840

______________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$548	$205	$20	$20	$39
Sales and marketing	30,677	19,096	2,624	1,462	1,896
Technology and content	21,430	12,038	1,966	2,050	2,203
General and administrative	37,782	41,153	17,171	2,206	865
Total equity-based compensation	$90,437	$72,492	$21,781	$5,738	$5,003

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cost of revenue	$3,645	$7,586	$7,008	$6,565	$6,555
Sales and marketing	129	389	721	643	1,077
Technology and content	705	706	706	706	611
General and administrative	—	—	91	120	130
Total amortization of acquired intangible assets	$4,479	$8,681	$8,526	$8,034	$8,373

(3)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the portion of the periods following the Reorganization Transactions and Pluralsight, Inc.’s IPO described in Note 1 and Note 17 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Cash and cash equivalents	$90,515	$194,306	$28,267	$19,397	$8,389
Short-term and long-term investments	438,039	—	—	—	—
Total assets	1,031,953	447,463	236,420	214,972	192,984
Deferred revenue, current and noncurrent	234,654	172,581	111,301	72,683	55,795
Convertible senior notes, net	470,228	—	—	—	—
Long-term debt, net	—	—	116,037	74,069	83,862
Redeemable convertible preferred units	—	—	405,766	341,966	305,294
Non-controlling interests	63,175	107,167	—	—	—
Total stockholders’ equity/members’ deficit	246,160	208,593	(445,077)	(307,230)	(286,134)

Key Business Metrics
We monitor business customers, billings, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Business customers (end of period)	17,942	16,756	14,463	12,043	10,517
Billings	$379,051	$293,583	$205,807	$149,231	$130,043
Billings from business customers	$330,143	$248,159	$162,965	$104,861	$83,663
% of billings from business customers	87%	85%	79%	70%	64%
Business Customers
We use the number of business customers to measure and monitor the growth of our business and the success of our sales and marketing activities and believe that the growth of our business customer base is indicative of our long-term billings and revenue growth potential. We define a business customer as a unique account in our customer relationship management system that had an active paying subscription at the end of the period presented. Each unique account in our customer relationship management system is considered a unique business customer as the system does not create unique accounts for individual customers, and, in some cases, there may be more than one business customer within a single organization.
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both existing and new customers. Billings represents our total revenue plus the change in deferred revenue in the period, as presented in our consolidated statements of cash flows, less the change in contract assets and unbilled accounts receivable in the period. Billings in any particular period represents amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year, and we typically invoice them in advance in monthly or annual installments.
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
Dollar-Based Net Retention Rate
We use our dollar-based net retention rate to measure our ability to retain and expand the revenue generated from our existing business customers. Our dollar-based net retention rate compares our subscription revenue from the same set of customers across comparable periods. We calculate our dollar-based net retention rate on a trailing four-quarter basis. To calculate our dollar-based net retention rate, we first calculate the subscription revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or cohort customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for dollar-based net retention rate is the sum of subscription revenue from cohort customers for the four most recent quarters, or numerator period, and the denominator is the sum of subscription revenue from cohort customers for the four quarters preceding the numerator period. Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate was 123%, 128%, and 117% at December 31, 2019, 2018, and 2017, respectively.
Non-GAAP Financial Measures

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Non-GAAP gross profit	$249,773	$177,221	$124,024	$98,265	$81,771
Non-GAAP gross margin	79%	76%	74%	75%	75%
Non-GAAP operating loss	$(49,893)	$(54,349)	$(52,439)	$(71)	$(5,381)
Free cash flow	$(28,236)	$(18,032)	$(20,472)	$(7,927)	$1,699
Non-GAAP Gross Profit and Non-GAAP Gross Margin
Non-GAAP gross profit is a non-GAAP financial measure that we define as gross profit plus equity-based compensation, amortization of acquired intangible assets, and employer payroll taxes related to employee stock transactions. We define non-GAAP gross margin as our non-GAAP gross profit divided by our revenue. We believe non-GAAP gross profit and non-GAAP gross margin are useful to investors as these metrics generally eliminate the effects of certain items that may vary from company to company for reasons unrelated to overall profitability or operating performance.
See the section below entitled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP gross profit and non-GAAP gross margin as a financial measure and for a reconciliation of our non-GAAP gross profit to gross profit, the most directly comparable financial measure calculated in accordance with GAAP.
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation, amortization of acquired intangible assets, employer payroll taxes related to employee stock transactions, secondary offering costs, and acquisition-related costs. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and in comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See the section below entitled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP operating loss as a financial measure and for a reconciliation of our non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated in accordance with GAAP.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment and purchases of our content library. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital. In recent years, our free cash flow was negative as a result of our continued investments to support the growth of our business. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.

See the section below entitled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using free cash flow as a financial measure and for a reconciliation of free cash flow to net cash (used in) provided by operations, the most directly comparable financial measure calculated in accordance with GAAP.
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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Gross profit	$245,557	$169,414	$116,996	$91,680	$75,177
Equity-based compensation	548	205	20	20	39
Amortization of acquired intangible assets	3,645	7,586	7,008	6,565	6,555
Employer payroll taxes on employee stock transactions	23	16	—	—	—
Non-GAAP gross profit	$249,773	$177,221	$124,024	$98,265	$81,771
Gross margin	77%	73%	70%	70%	69%
Non-GAAP gross margin	79%	76%	74%	75%	75%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Loss from operations	$(149,990)	$(136,702)	$(82,746)	$(13,843)	$(18,757)
Equity-based compensation	90,437	72,492	21,781	5,738	5,003
Amortization of acquired intangible assets	4,479	8,681	8,526	8,034	8,373
Employer payroll taxes on employee stock transactions	3,428	1,180	—	—	—
Secondary offering costs	918	—	—	—	—
Acquisition-related costs	835	—	—	—	—
Non-GAAP operating loss	$(49,893)	$(54,349)	$(52,439)	$(71)	$(5,381)

The following table provides a reconciliation of net cash (used in) provided by operating activities to free cash flow:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Net cash (used in) provided by operating activities	$(11,729)	$(5,896)	$(12,139)	$4,468	$11,942
Less: Purchases of property and equipment	(11,181)	(8,796)	(5,951)	(10,142)	(7,954)
Less: Purchases of content library	(5,326)	(3,340)	(2,382)	(2,253)	(2,289)
Free cash flow	$(28,236)	$(18,032)	$(20,472)	$(7,927)	$1,699

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons of 2018 to 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2018 and are hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Overview
We are a leading technology skills development platform committed to closing the global technology skills gap. Learners on our platform can quickly acquire today’s most valuable technology skills through on-demand, high-quality learning experiences delivered by subject-matter experts. Skills can be measured and assessed in real-time providing technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Our platform empowers teams to keep up with the pace of technological change, puts the right people on the right projects and boosts productivity.
We started operations in 2004 and focused initially on in-person instructor-led training. Anticipating the increasing demand for online solutions, we began offering online courses in 2008 and shifted entirely to an online delivery model in 2011. Since 2011, we extended our offering to include new content areas and additional features which expanded our addressable market, attracted new users, and deepened our foothold within businesses.
We expanded our platform both organically through internal initiatives and through acquisitions, which have been focused on adding content and capabilities to our offerings. In 2019, we completed the acquisition of GitPrime, and we believe the addition of GitPrime, now Pluralsight Flow, enhances our platform by measuring software developer productivity. Pluralsight Flow enables technology leaders to enhance skills and drive productivity by identifying talent and areas of improvement within their teams.
Our additions and improvements to our platform have enabled us to strengthen our relationships with our business customers and increase our revenue over time. We derive substantially all of our revenue from the sale of subscriptions to our platform. We sell subscriptions to our platform primarily to business customers through our direct sales team and our website. We also sell subscriptions to our platform to individual customers directly through our website. In addition, small teams often represent the “top of the funnel” for larger deployments, bringing our technology into their workplaces and proliferating usage of our platform within their companies.
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
We achieved significant growth in recent periods. For the years ended December 31, 2019, 2018, and 2017, our revenue totaled $316.9 million, $232.0 million, and $166.8 million, respectively, which represents year-over-year growth of 37%, 39%, and 27%, respectively. Our revenue from business customers for the same periods was $271.8 million, $188.2 million, and $125.3 million, respectively, representing year-over-year growth of 44%, 50%, and 41%. Our net loss for the years ended December 31, 2019, 2018, and 2017, was $163.6 million, $146.8 million, and $96.5 million, respectively, which reflects our substantial investments in the future growth of our business.

Key Business Metrics
We monitor business customers, billings, dollar-based net retention rate, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Business customers (end of period)	17,942	16,756	14,463
Billings	$379,051	$293,583	$205,807
Billings from business customers	$330,143	$248,159	$162,965
% of billings from business customers	87%	85%	79%
Dollar-based net retention rate	123%	128%	117%
Business Customers
We use the number of business customers to measure and monitor the growth of our business and the success of our sales and marketing activities and believe that the growth of our business customer base is indicative of our long-term billings and revenue growth potential. We define a business customer as a unique account in our customer relationship management system that had an active paying subscription at the end of the period presented. Each unique account in our customer relationship management system is considered a unique business customer as the system does not create unique accounts for individual customers, and, in some cases, there may be more than one business customer within a single organization.
Billings
We use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers and our ability to sell subscriptions to our platform to both new and existing customers. Billings represent our total revenue plus the change in deferred revenue in the period, as presented in our consolidated statements of cash flows, less the change in contract assets and unbilled accounts receivable in the period. Billings in any particular period represent amounts invoiced to our customers and reflect subscription renewals and upsells to existing customers plus sales to new customers. Our pricing and subscription periods vary for business customers and individual customers. Subscription periods for our business customers generally range from one to three years, with a majority being one year. We typically invoice our business customers in advance in annual installments. Subscription periods for our individual customers range from one month to one year and we typically invoice them in advance in monthly or annual installments.
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
As our billings continue to grow in absolute terms, we expect our billings growth rate could decline over the long term as we achieve scale in our business. For example, during 2019, our billings growth rate declined compared to prior results primarily due to sales execution challenges, including (i) a lower net retention rate, (ii) being slower than planned in hiring additional sales representatives, and (iii) an increase in the length of the sales cycle as a greater portion of our billings are generated from larger enterprise customers. As a result of this performance, we reorganized our senior leadership within our sales organization, including hiring a new Chief Revenue Officer during the fourth quarter of 2019. In addition, we continue to implement ongoing changes to improve sales execution. While these changes have shown improvements in the short term, we expect that these changes will take time to produce recurring improvements in our growth rates over the long term. As we generally recognize revenue from subscription fees ratably over the term of the contract, due to the difference in timing of billings received and when we recognize revenue, changes to our billings and billings growth rates are not immediately reflected in our revenue and revenue growth rates. As a result, we expect that the decline in our billings growth rate during 2019 will reduce the growth rate of our revenue in future periods.
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
We derive substantially all of our revenue from the sale of subscriptions to our platform. We also derive revenue from providing professional services, which generally consist of consulting, integration, or other content creation services. Amounts that have been invoiced are initially recorded as deferred revenue and are generally recognized ratably as revenue over the subscription period. Subscription terms typically range from one year to three years for business customers and from one month to one year for individual customers, and such terms begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed by multi-year agreements. Subscriptions that allow the customer to take software on-premise without significant penalty are recognized at a point in time when the software is made available to the customer.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author fees, amortization of our content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation expense associated with our customer support and professional services organizations, and third-party transcription costs.
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
Other Income (Expense)
Other income (expense) consists primarily of interest expense on the Notes and other long-term debt, losses related to the extinguishment of our long-term debt, interest income on cash, cash equivalents, and investments, and gains or losses on foreign currency transactions.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Revenue	$316,910	$232,029	$166,824
Cost of revenue(1)(2)	71,353	62,615	49,828
Gross profit	245,557	169,414	116,996
Operating expenses(1)(2):
Sales and marketing	207,085	158,409	103,478
Technology and content	102,902	69,289	49,293
General and administrative	85,560	78,418	46,971
Total operating expenses	395,547	306,116	199,742
Loss from operations	(149,990)	(136,702)	(82,746)
Other income (expense):
Interest expense	(23,565)	(6,826)	(11,665)
Loss on debt extinguishment	(950)	(4,085)	(1,882)
Other income, net	11,749	1,504	81
Loss before income taxes	(162,756)	(146,109)	(96,212)
Provision for income taxes	(823)	(664)	(324)
Net loss	$(163,579)	$(146,773)	$(96,536)
________________________

(1)	Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$548	$205	$20
Sales and marketing	30,677	19,096	2,624
Technology and content	21,430	12,038	1,966
General and administrative	37,782	41,153	17,171
Total equity-based compensation	$90,437	$72,492	$21,781

(2)	Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$3,645	$7,586	$7,008
Sales and marketing	129	389	721
Technology and content	705	706	706
General and administrative	—	—	91
Total amortization of acquired intangible assets	$4,479	$8,681	$8,526

	Year Ended December 31,
	2019	2018	2017

Revenue	100%	100%	100%
Cost of revenue	23	27	30
Gross profit	77	73	70
Operating expenses:
Sales and marketing	65	68	62
Technology and content	32	30	30
General and administrative	27	34	28
Total operating expenses	124	132	120
Loss from operations	(47)	(59)	(50)
Other income (expense):
Interest expense	(7)	(3)	(7)
Loss on debt extinguishment	—	(2)	(1)
Other income, net	4	1	—
Loss before income taxes	(50)	(63)	(58)
Provision for income taxes	—	—	—
Net loss	(50)%	(63)%	(58)%
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue	$316,910	$232,029	$84,881	37%
Revenue was $316.9 million for the year ended December 31, 2019, compared to $232.0 million for the year ended December 31, 2018, an increase of $84.9 million, or 37%. The increase in revenue was primarily due to an $83.6 million, or 44%, increase in revenue from business customers, driven by an increase of 1,186 business customers from 16,756 business customers as of December 31, 2018 to 17,942 business customers as of December 31, 2019, as well as increased sales to our existing business customers, as evidenced by our dollar-based net retention rate of 123% for the year ended December 31, 2019. In addition, there was an increase of $1.3 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue	$71,353	$62,615	$8,738	14%
Gross profit	245,557	169,414	76,143	45%
Cost of revenue was $71.4 million for the year ended December 31, 2019, compared to $62.6 million for the year ended December 31, 2018, an increase of $8.7 million, or 14%. The increase in cost of revenue was primarily due to an increase of $9.5 million in author fees, an increase of $1.5 million in depreciation of capitalized software development, and an increase of $1.5 million in employee compensation costs, including $0.3 million in equity-based compensation expense, as we added headcount to support our growth. These increases were partially offset by a decrease of $3.4 million in amortization of acquired intangible assets and course creation costs.
Gross profit was $245.6 million for the year ended December 31, 2019, compared to $169.4 million for the year ended December 31, 2018, an increase of $76.1 million, or 45%. The increase in gross profit was the result of the increase in our revenue during the year ended December 31, 2019. Gross margin increased from 73% for the year ended December 31, 2018 to 77% for the year ended December 31, 2019 due to a decrease in amortization of acquired intangible assets and a decrease in author fees as a percentage of revenue.
Operating Expenses

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$207,085	$158,409	$48,676	31%
Technology and content	102,902	69,289	33,613	49%
General and administrative	85,560	78,418	7,142	9%
Total operating expenses	$395,547	$306,116	$89,431	29%
Sales and Marketing
Sales and marketing expenses were $207.1 million for the year ended December 31, 2019, compared to $158.4 million for the year ended December 31, 2018, an increase of $48.7 million, or 31%. The increase was primarily due to an increase of $35.3 million in employee compensation costs, including $11.6 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $7.1 million related to allocated overhead costs primarily driven by our headcount growth, an increase of $3.2 million due to additional travel expenses primarily driven by our headcount growth, and an increase in marketing and events costs of $2.1 million.
Technology and Content
Technology and content expenses were $102.9 million for the year ended December 31, 2019, compared to $69.3 million for the year ended December 31, 2018, an increase of $33.6 million, or 49%. The increase was primarily due to an increase of $30.3 million in employee compensation costs, including $9.4 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $3.2 million related to allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a $1.2 million increase in capitalized software development costs.
General and Administrative
General and administrative expenses were $85.6 million for the year ended December 31, 2019, compared to $78.4 million for the year ended December 31, 2018, an increase of $7.1 million, or 9%. The increase was primarily due to an increase of $3.7 million in employee compensation costs, as we added headcount to support our growth. In addition, there was an increase of $2.2 million related to professional services primarily driven by the additional costs of operating as a public company, an increase of $1.6 million related to allocated overhead costs primarily driven by our headcount growth, an increase of $1.3 million due to additional travel expenses primarily driven by our headcount growth, an increase of $0.9 million related to costs associated with a secondary offering, and an increase of $0.8 million related to costs associated with our acquisition of GitPrime. These increases were partially offset by a decrease of $3.4 million in equity-based compensation primarily related to a cumulative catch-up adjustment recorded in 2018 following the completion of the IPO as the vesting condition for certain RSUs satisfied by the expiration of the lock-up period following the IPO became probable.

Other Income (Expense)

	Year Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest expense	$(23,565)	$(6,826)	$(16,739)	245%
Loss on debt extinguishment	(950)	(4,085)	3,135	(77)%
Other income, net	11,749	1,504	10,245	681%
Interest expense increased primarily as a result of the interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment. The interest expense and loss on debt extinguishment during the year ended December 31, 2018 was the result of our long-term debt, which we repaid in full in May 2018 with the IPO proceeds.
Other income, net increased primarily as a result of the additional interest income earned from our increased cash, cash equivalents and investments as a result of net proceeds from our IPO and the issuance of the Notes.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(in thousands, except per share amounts)
Revenue	$49,644	$53,572	$61,553	$67,260	$69,617	$75,862	$82,620	$88,811
Cost of revenue (1)(2)	14,886	15,933	15,347	16,449	16,712	17,803	17,829	19,009
Gross profit	34,758	37,639	46,206	50,811	52,905	58,059	64,791	69,802
Operating expenses (1)(2):
Sales and marketing	29,467	41,857	42,632	44,453	44,171	50,046	55,797	57,071
Technology and content	13,325	18,396	18,137	19,431	20,271	24,819	27,847	29,965
General and administrative	11,292	26,002	19,818	21,306	22,191	20,575	20,844	21,950
Total operating expenses	54,084	86,255	80,587	85,190	86,633	95,440	104,488	108,986
Loss from operations	(19,326)	(48,616)	(34,381)	(34,379)	(33,728)	(37,381)	(39,697)	(39,184)
Other income (expense):
Interest expense	(3,710)	(2,424)	(342)	(350)	(1,678)	(7,346)	(7,412)	(7,129)
Loss on debt extinguishment	—	(4,085)	—	—	—	—	(950)	—
Other (expense) income, net	(13)	48	654	815	1,676	4,106	3,001	2,966
Loss before income taxes	(23,049)	(55,077)	(34,069)	(33,914)	(33,730)	(40,621)	(45,058)	(43,347)
Provision for income taxes	(109)	(143)	(254)	(158)	(154)	(143)	(404)	(122)
Net loss	$(23,158)	$(55,220)	$(34,323)	$(34,072)	$(33,884)	$(40,764)	$(45,462)	$(43,469)
Net loss per share, basic and diluted(3)		$(0.20)	$(0.26)	$(0.26)	$(0.25)	$(0.30)	$(0.32)	$(0.31)
________________________

(1)	Includes equity-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(in thousands)
Cost of revenue	$—	$89	$56	$60	$84	$133	$138	$193
Sales and marketing	539	7,356	5,612	5,589	6,276	7,952	8,739	7,710
Technology and content	381	4,571	3,700	3,386	3,710	5,137	6,666	5,917
General and administrative	2,453	16,963	11,262	10,475	10,198	9,510	9,114	8,960
Total equity-based compensation	$3,373	$28,979	$20,630	$19,510	$20,268	$22,732	$24,657	$22,780

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(in thousands)
Cost of revenue	$2,962	$2,961	$880	$783	$525	$702	$1,209	$1,209
Sales and marketing	195	194	—	—	—	29	50	50
Technology and content	176	177	176	177	177	176	176	176
Total amortization of acquired intangible assets	$3,333	$3,332	$1,056	$960	$702	$907	$1,435	$1,435
(3) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the portion of the periods following the Reorganization Transactions and Pluralsight, Inc.'s IPO described in Note 1 and Note 17 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	30	30	25	24	24	23	22	21
Gross profit	70	70	75	76	76	77	78	79
Operating expenses:
Sales and marketing	59	78	69	66	63	66	68	64
Technology and content	27	34	29	29	29	33	34	34
General and administrative	23	49	32	32	32	27	25	25
Total operating expenses	109	161	130	127	124	126	127	123
Loss from operations	(39)	(91)	(55)	(51)	(48)	(49)	(49)	(44)
Other income (expense):
Interest expense	(7)	(5)	(1)	(1)	(2)	(10)	(9)	(8)
Loss on debt extinguishment	—	(8)	—	—	—	—	(1)	—
Other (expense) income, net	—	—	1	1	2	5	4	3
Loss before income taxes	(46)	(104)	(55)	(51)	(48)	(54)	(55)	(49)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	(46)%	(104)%	(55)%	(51)%	(48)%	(54)%	(55)%	(49)%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially for all periods presented due primarily to increases in billings from sales of subscriptions to our platform to business customers.
Quarterly Costs and Expenses Trends
Cost of revenue generally increased sequentially for all periods presented due primarily to the continued expansion of our content library and related author fees, hosting and delivery, and increased employee headcount within our customer support and professional services organizations. For the three months ended September 30, 2018, cost of revenue decreased compared to the three months ended June 30, 2018, in part because of a decrease in amortization of acquired intangible assets.
Our operating expenses have generally increased sequentially across the quarters presented, primarily due to the addition of personnel to support our growth.

Key Business Metrics

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019

	(dollars in thousands)
Business customers(1) (end of period)	14,830	15,507	16,185	16,756	17,213	17,735	17,747	17,942
Billings(2)	$55,419	$65,297	$72,243	$100,624	$77,928	$80,552	$92,123	$128,448
Billings from business customers	$45,252	$54,623	$61,143	$87,141	$67,156	$69,104	$80,707	$113,176
% of billings from business customers	82%	84%	85%	87%	86%	86%	88%	88%
________________________

(1)	See the section entitled “—Key Business Metrics—Business customers” for additional information.

(2)	See the section entitled “—Key Business Metrics—Billings” for additional information.
Liquidity and Capital Resources
As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents, restricted cash and investments totaling $557.5 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities.
In March 2019, we completed our private placement of $633.5 million aggregate principal of Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase up to an additional $83.5 million principal amount of Notes. The Notes are our senior unsecured obligations. We received net proceeds of $616.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $69.4 million of the net proceeds to pay the cost of the capped call transactions related thereto. On May 9, 2019, we completed the acquisition of GitPrime, a leading provider of software developer productivity software for approximately $163.8 million in cash, excluding cash acquired, working capital and transactions cost adjustments. In September 2019, we repurchased a total of $40.0 million in aggregate principal amount of our Notes for approximately $35.0 million in cash, offset by $1.3 million in proceeds we received for the termination of the related portion of the capped call transactions.
Our free cash flow for the year ended December 31, 2019 was negative as a result of our continued investments to support the growth of our business. We expect to continue such investments in order to sustain our growth. We expect that our cash, cash equivalents, and restricted cash balances, will enable us to make such investments for the foreseeable future. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.
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
In connection with the IPO and our UP-C structure, we entered into the TRA. As a result of the TRA, we are obligated to pass along some of these tax benefits and cash flows by making future payments to the TRA Members. Although the actual timing and amount of any payments we make to the TRA Members under the TRA will vary, such payments may be significant. Any payments we make to TRA Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. To date, we have not made any payments under the TRA. We do not expect to make or accrue payments to TRA Members in the near future as payments to TRA members are not owed until the tax benefits generated by TRA Members are more-likely-than-not to be realized.
The following table shows cash flows for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Net cash used in operating activities	$(11,729)	$(5,896)	$(12,139)
Net cash used in investing activities	(616,721)	(12,136)	(8,333)
Net cash provided by financing activities	536,760	200,789	29,498
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	50	(163)	54
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(91,640)	$182,594	$9,080
Operating Activities
Cash used in operating activities for the year ended December 31, 2019 of $11.7 million was primarily due to a net loss of $163.6 million, partially offset by equity-based compensation of $90.4 million, amortization of deferred contract acquisition costs of $23.6 million, amortization of debt discount and issuance costs of $21.7 million, depreciation of property and equipment of $9.5 million, amortization of acquired intangible assets of $4.5 million, and a favorable change in operating assets and liabilities of $0.8 million. The net change in operating assets and liabilities was primarily due to an increase in deferred revenue of $62.2 million, an increase in accrued expenses and other liabilities of $5.9 million, and a decrease in right-of-use assets of $5.6 million, partially offset by an increase in accounts receivable of $37.3 million, an increase in deferred contract acquisition costs of $27.7 million, a decrease in operating lease liabilities of $6.7 million, and an increase in prepaid expenses and other assets $5.7 million.
Cash used in operating activities for the year ended December 31, 2018 of $5.9 million was primarily due to a net loss of $146.8 million, partially offset by equity-based compensation of $72.5 million, a favorable change in operating assets and liabilities of $43.4 million, amortization of acquired intangible assets of $8.7 million, depreciation of property and equipment of $8.3 million, debt extinguishment costs of $4.2 million, amortization of course creation costs of $2.0 million, and amortization of debt discount and debt issuance costs of $1.2 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $61.6 million and an increase in accrued expenses of $8.0 million, partially offset by an increase in accounts receivable of $26.2 million.
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
Investing Activities
Cash used in investing activities for the year ended December 31, 2019 of $616.7 million was primarily due to purchases of investments of $694.2 million, the purchase of a business of $163.8 million, purchases of property and equipment of $11.2 million, and purchases of our content library of $5.3 million, partially offset by proceeds from maturities of short-term investments of $252.8 million and proceeds from the sale of investments of $5.0 million.

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
Financing Activities
Cash provided by financing activities for the year ended December 31, 2019 of $536.8 million was primarily due to net proceeds from the issuance of the Notes of $616.7 million and proceeds from the issuance of common stock from employee equity plans of $24.8 million, partially offset by the purchase of Capped Calls of $69.4 million and the repurchases of the Notes of $35.0 million.
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
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of obligations under leases for office facilities. The following table summarizes our non-cancellable contractual obligations as of December 31, 2019:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Convertible senior notes	$593,500	$—	$—	$593,500	$—
Interest obligations for convertible senior notes	10,015	2,226	4,451	3,338	—
Lease obligations(1)	146,859	11,197	23,658	21,933	90,071
Other contractual obligations	19,788	7,543	12,245	—	—
Total	$770,162	$20,966	$40,354	$618,771	$90,071
________________________

(1)
We signed a non-cancellable lease for our future corporate headquarters that will be constructed in Draper, Utah. The lease has not yet commenced, however, the amounts shown above reflect the expected future lease payments for this facility.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
The table above excludes any obligations under the TRA. As a result of the exchanges made under our structure, we may incur a TRA liability, however, we have not and do not expect to record a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. Had the tax benefits been more-likely-than-not to be realized, the estimated incremental TRA liability that could result from past exchanges would have been $270.9 million as of December 31, 2019.
Purchase orders, which represent authorizations to purchase rather than binding agreements, are not included in the table above. The other contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without significant penalty are not included in the table above.
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
Off-Balance Sheet Arrangements
Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We derive substantially all of our revenue from subscription services (which include support services) by providing customers access to our platform.
We implemented the provisions of Accounting Standards Update, or ASU, 2014-09 (referred to collectively as "ASC 606") effective January 1, 2019 using the modified retrospective transition method as discussed below under the section "Recent Accounting Pronouncements."
Following the adoption of ASC 606, we recognize revenue when control of these services is transferred to its customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. We account for revenue contracts with customers by applying the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in a contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, performance obligations are satisfied.
Our subscription arrangements generally do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. Access to our platform represents a series of distinct services as we continually provide access to, and fulfills our obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Our subscription contracts typically vary from one month to three years. Our arrangements are generally noncancellable and nonrefundable.
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
Some contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors, including the value of contracts, types of services sold, customer demographics, and the number and types of users within such contracts.
Capitalized Software Development Costs
We capitalize certain development costs incurred in connection with the development of our platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. We capitalized costs of $8.5 million, $5.9 million, and $3.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.
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
Content Library, Intangible Assets, and Goodwill
The content library assets have been acquired from our network of independent authors (course creation costs) and through various business combinations. We amortize the content library and other intangible assets acquired from our authors or in business combinations on a straight-line basis over their estimated useful lives, which is generally five years.

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
Social Impact
We believe technology has the power to create freedom, equality, and opportunity around the globe. Pluralsight One is our social impact initiative dedicated to closing the technology skills gap. Pluralsight One was launched in 2017 as a social enterprise to lead our global social impact strategy in support of our mission to democratize technology skills.
Pluralsight One uses our platform to further our mission by focusing on four pillars:

•	Opportunity: Increase access to technology skill development and promote inclusion across the globe.

•
Education: Revolutionize the way the world learns and address the root issues contributing to the increasing technology skills gap to prevent nonprofit organizations, educators and the populations they support from becoming left behind.

•	Employability: Equip individuals with the technology skills they need to access dignified employment, thrive, and keep pace in any industry.

•	Innovation: Invest in catalytic solutions that accelerate our mission and the missions of nonprofits around the world.
We take action on these pillars through product, volunteerism, and investments:

•
Product: Pluralsight One creates freedom, equality and opportunity by helping nonprofits, educators, and the communities they support develop the technology skills needed to build better lives and a better future for us all.

•	Volunteerism: Pluralsight One empowers the Pluralsight community to transfer skills that meet identified community needs and create lasting impact through volunteerism and mentorship opportunities.

•	Investments: Pluralsight One fuels innovation and amplifies impact by funding solutions and programs that scale.
In addition, two of our co-founders, Aaron Skonnard and Frederick Onion, have donated and intend to donate in the future a portion of their Pluralsight equity to the Pluralsight One fund, Silicon Valley Community Foundation a donor advised fund owned and operated by a 501(c)(3) public charity. We have advisory privileges over the fund, with the ability to recommend investment strategy of the donated assets, and the ability to recommend cash grants to support qualified charities, however we do not control the Pluralsight One Fund sponsors, and accordingly we do not consolidate the donor advised fund’s activities into our consolidated financial statements.
Among our achievements in 2019, Great Place to Work® and FORTUNE named us as one of the Best Small & Medium Workplaces, a Best Workplace for Technology, a Best Workplace for Women, and a Best Workplace for Millennials.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, and the Australian Dollar. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Today, our international sales contracts are generally denominated in U.S. dollars, while our international operating expenses are often denominated in local currencies. In the future, an increasing portion of our international sales contracts may be denominated in local currencies. Additionally, as we expand our international operations a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2019, we had cash, cash equivalents, restricted cash, and investments of $557.5 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
In March 2019, we offered and issued $633.5 million aggregate principal amount of Notes, and as of December 31, 2019, we had $593.5 million outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.

Item. 8 Consolidated Financial Statements and Supplementary Data

PLURALSIGHT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pluralsight, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pluralsight, Inc. (the Company) as of December 31, 2019, the related consolidated statement of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the modified retrospective adoption of ASU No. 2016-02, Leases. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue from contracts with customers and recognizing costs related to obtaining a contract in the year ended December 31, 2019 due to the modified retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). See below for discussion of our related critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - identification of and accounting for performance obligations

Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company derives substantially all of its revenue from the sale of subscriptions to its platform. The company also provides professional services, including consulting and customized content creation services. When the Company’s contracts contain multiple performance obligations that are determined to be distinct, the performance obligations are accounted for separately. In such cases, the transaction price is allocated to the distinct performance obligations on a standalone selling price basis and the timing of revenue recognition is determined separately for each performance obligation.

How We Addressed the Matter in Our Audit
Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price to these performance obligations on a relative stand-alone selling price and the timing of revenue recognition can be challenging because judgment is involved to determine the distinct performance obligations, the estimation of stand-alone selling price and the method to recognize revenue. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate stand-alone selling price and the timing of revenue recognition.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify the distinct performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the determination of the relative standalone selling price and the timing of revenue recognition.

Our audit procedures also included, among others, testing a sample of contracts to understand and evaluate management’s assessment of distinct performance obligations, the timing of revenue recognition for each distinct performance obligation, and the allocation of the consideration paid based on stand-alone selling price. We also tested the accuracy and completeness of all relevant underlying data.

Valuation of intangible assets in acquisition of GitPrime, Inc.

Description of the Matter
On May 9, 2019, the Company completed its acquisition of GitPrime, Inc. and recognized $24.8 million of intangible assets including developed technology and customer relationship intangible assets as disclosed in Note 8 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's valuation of intangible assets from the acquisition of GitPrime, Inc. was complex due to the significant estimation uncertainty required by management to determine the fair value of the acquired intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the significant underlying assumptions utilized in the measurement of the fair value of the developed technology and customer relationship intangible assets. The Company used an excess earnings model to determine the value of developed technology and a distributor model to value the customer relationship intangible asset acquired. The significant assumptions used in the excess earnings model, to estimate the value of developed technology, included sales, anticipated expenses as a percentage of revenue, contributory asset charges, and technology obsolescence rates. The significant assumptions used in the distributor model, to estimate the value of the customer-relationships intangible asset, included expected 2019 sales, expected revenue growth rates, anticipated attrition rate, contributory asset charges, and economic life. These significant assumptions were in many cases based on projected financial information which can be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets related to the acquisition. For example, we tested controls over the recognition and measurement of the developed technology and customer relationship intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology and customer relationship intangible assets, we involved valuation specialists to assist in evaluating the key assumptions and methodologies employed by management in developing the estimates, including testing the completeness and accuracy of the data and calculations supporting the significant assumptions and models. As an example of the procedures performed, we compared the significant assumptions to current industry, market and economic trends, and historical results of the Company's business and other guideline companies within the same industry.

Current and deferred income tax assets/liabilities

Description of the Matter
As of and for the year ended December 31, 2019, the net deferred income tax liabilities and income tax expense for Pluralsight, Inc. were $0.5 million and $0.8 million, respectively. Net deferred tax assets consist of $342.9 million of gross deferred tax assets, $5.6 million of gross deferred tax liabilities and $337.8 million of valuation allowance.

Pluralsight, Inc’s operations are currently held in lower-tier partnerships, Pluralsight Holdings, LLC (“Pluralsight Holdings”) and Pluralsight, LLC. The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its IPO and it now operates as a public corporation which owns interests in Pluralsight Holdings (the “UP-C Structure”). When Pluralsight, Inc. implemented its UP-C structure, it also put in place a Tax Receivable Agreement “TRA,” in which it agreed to pay Continuing Members of Pluralsight Holdings for cash tax savings it receives as a result of LLC Unit exchanges. Each time a Continuing Member of Pluralsight Holdings exchanges LLC Units with Pluralsight, Inc., Pluralsight, Inc. receives an amortizable basis adjustment, which increases its basis in Pluralsight, Inc. and creates future tax deductions.

As a result of the UP-C structure, the taxable income/(loss) generated at the partnership level must be allocated to each of its partners, including Pluralsight, Inc. As a result, Pluralsight, Inc. records income taxes based on its share of taxable income (loss) allocated from the partnerships which in turn affects the tax basis Pluralsight, Inc. holds in Pluralsight Holdings and the related deferred tax asset and valuation allowance. Certain income and deduction items at the partnership levels are specially allocated to the partners to consider built-in-gain and built-in-losses existing in the assets contributed upon the partnership formation. Further, in future years, built-in-gains and built-in-losses are also computed and tracked when certain events occur that alter the existing equity sharing of the partnerships. The recovery of the built-in-gains and built-in losses are tracked by asset, and then specially allocated to each partner pursuant to the partnership tax regulations. Therefore, the taxable income at the partnership level is not simply allocated to each partner based on its ownership share.

Auditing of the Company’s deferred tax assets and liabilities, and the associated valuation allowance, is complex due to the UP-C structure. The proper application of the applicable tax regulations and the proper interpretation of the partnership agreement drives the allocation of the taxable income to Pluralsight, Inc., which has a significant impact on the calculation of the deferred tax asset it records with respect to its interest in Pluralsight Holdings, LLC, and the determination of whether a valuation allowance is necessary. The valuation allowance determines whether the income tax accounts are reserved on the financial statements, as well as whether the TRA liability is recorded. Auditing the allocation of taxable income to Pluralsight, Inc. and the computation of the TRA liability and deferred tax asset, requires the involvement of partnership tax specialists to determine if the proper tax regulations are being applied and if the partnership agreement is being properly followed.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the calculation of the deferred tax assets and liabilities and valuation allowance. We tested controls over management’s review of the allocation of income among the partners of Pluralsight Holdings, including the calculation of built-in-gains and losses; the reconciliation of its deferred tax asset associated with the difference between Pluralsight Inc.’s tax basis and GAAP basis in its investment in Pluralsight Holdings; and the Company’s assertion that it is more likely than not it will not recognize the benefit of its deferred tax assets.

To test the taxable income (loss) allocated to Pluralsight, Inc. from the partnerships, our audit procedures included, among others, evaluating the methodology used to compute the taxable income ultimately allocated to Pluralsight, Inc. We tested the underlying permanent and temporary book-tax differences utilized to determine the total Pluralsight Holdings taxable income (loss) and the computation of the Pluralsight Holdings specially allocated income and deduction items. We also tested the subsequent allocation of the specially allocated items to each partner, based on their share of the built-in-gain or built-in loss, and the non-specially allocated items to each partner, to confirm each item is allocated appropriately based on the income tax regulations and Pluralsight Holdings’ operating agreement. Additionally, we tested the Company’s deferred tax assets and liabilities, as well as the related valuation allowance, by testing the underlying temporary book-tax differences and evaluating the Company’s realizability assertions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Pluralsight, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pluralsight, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pluralsight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pluralsight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Pluralsight, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 21, 2019, except for the effects of the restatement discussed in Note 3 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2018 annual report on Form 10-K/A, as to which the date is June 27, 2019

We served as the Company’s auditor from 2014 to 2019.

PLURALSIGHT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$90,515	$194,306
Short-term investments	332,234	—
Accounts receivable, net of allowances of $3,465 and $2,501 as of December 31, 2019 and 2018, respectively	101,576	63,436
Deferred contract acquisition costs, net	18,331	—
Prepaid expenses and other current assets	14,174	8,323
Total current assets	556,830	266,065
Restricted cash	28,916	16,765
Long-term investments	105,805	—
Property and equipment, net	22,896	31,641
Right-of-use assets	15,804	—
Content library, net	8,958	7,050
Intangible assets, net	22,631	1,759
Goodwill	262,532	123,119
Deferred contract acquisition costs, noncurrent, net	5,982	—
Other assets	1,599	1,064
Total assets	$1,031,953	$447,463
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,615	$7,160
Accrued expenses	40,703	32,047
Accrued author fees	11,694	10,002
Lease liabilities	5,752	—
Deferred revenue	215,137	157,695
Total current liabilities	283,901	206,904
Deferred revenue, noncurrent	19,517	14,886
Convertible senior notes, net	470,228	—
Lease liabilities, noncurrent	11,167	—
Facility financing obligations	—	15,777
Other liabilities	980	1,303
Total liabilities	785,793	238,870
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 104,083,271 and 65,191,907 shares issued and outstanding as of December 31, 2019 and 2018, respectively	10	7
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 23,211,418 and 57,490,881 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	6
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,269,199 and 14,586,173 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	641,128	456,899
Accumulated other comprehensive income (loss)	225	(41)
Accumulated deficit	(458,381)	(355,446)
Total stockholders’ equity attributable to Pluralsight, Inc.	182,985	101,426
Non-controlling interests	63,175	107,167
Total stockholders’ equity	246,160	208,593
Total liabilities and stockholders’ equity	$1,031,953	$447,463

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue	$316,910	$232,029	$166,824
Cost of revenue	71,353	62,615	49,828
Gross profit	245,557	169,414	116,996
Operating expenses:
Sales and marketing	207,085	158,409	103,478
Technology and content	102,902	69,289	49,293
General and administrative	85,560	78,418	46,971
Total operating expenses	395,547	306,116	199,742
Loss from operations	(149,990)	(136,702)	(82,746)
Other income (expense):
Interest expense	(23,565)	(6,826)	(11,665)
Loss on debt extinguishment	(950)	(4,085)	(1,882)
Other income, net	11,749	1,504	81
Loss before income taxes	(162,756)	(146,109)	(96,212)
Provision for income taxes	(823)	(664)	(324)
Net loss	$(163,579)	$(146,773)	$(96,536)
Less: Net loss attributable to non-controlling interests	(50,921)	(49,660)	—
Net loss attributable to Pluralsight, Inc.	$(112,658)	$(97,113)	$(96,536)
Less: Accretion of Series A redeemable convertible preferred units	—	(176,275)	(63,800)
Net loss attributable to shares of Class A common stock	$(112,658)	$(273,388)	$(160,336)
Net loss per share, basic and diluted(1)	$(1.19)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	94,515	62,840
________________________

(1)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the portion of the periods following the Reorganization Transactions and Pluralsight, Inc.’s initial public offering described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(163,579)	$(146,773)	$(96,536)
Other comprehensive income (loss):
Unrealized gains on investments	333	—	—
Foreign currency translation gains (losses), net	40	(112)	33
Comprehensive loss	$(163,206)	$(146,885)	$(96,503)
Less: Comprehensive loss attributable to non-controlling interests	(50,814)	(49,710)	—
Comprehensive loss attributable to Pluralsight, Inc.	$(112,392)	$(97,175)	$(96,503)
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2017	48,447,880	341,966	47,782,272	—	—	—	—	—	—	—	—	(8)	(307,222)	—	(307,230)
Exchange of Class A common units for Class B common units	—	—	—	2,074	—	—	—	—	—	—	—	—	—	—	2,074
Issuance of Class A common units	—	—	625,373	4,399	—	—	—	—	—	—	—	—	—	—	4,399
Redemption of incentive units	—	—	—	(3,724)	—	—	—	—	—	—	—	—	—	—	(3,724)
Equity-based compensation	—	—	—	19,707	—	—	—	—	—	—	—	—	—	—	19,707
Accretion of Series A redeemable convertible preferred units	—	63,800	—	(22,456)	—	—	—	—	—	—	—	—	(41,344)	—	(63,800)
Foreign currency translation gains	—	—	—	—	—	—	—	—	—	—	—	33	—	—	33
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(96,536)	—	(96,536)
Balance at December 31, 2017	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2018	48,447,880	$405,766	48,407,645	$—	—	$—	—	$—	—	$—	$—	$25	$(445,102)	$—	$(445,077)
Activity prior to the Reorganization Transactions:
Issuance of warrants to purchase shares of Class A common stock	—	—	—	984	—	—	—	—	—	—	—	—	—	—	984
Equity-based compensation	—	—	—	22,278	—	—	—	—	—	—	—	—	—	—	22,278
Accretion of Series A redeemable convertible preferred units	—	176,275	—	(23,262)	—	—	—	—	—	—	—	—	(153,013)	—	(176,275)
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,783)	—	(51,783)
Effect of the Reorganization Transactions and initial public offering:
Effect of Reorganization Transactions	(48,447,880)	(582,041)	(48,407,645)	—	39,110,660	4	58,111,572	6	14,048,138	1	582,030	—	—	—	582,041
Initial public offering, net of offering costs	—	—	—	—	23,805,000	2	—	—	—	—	324,704	—	—	—	324,706
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(474,007)	(4)	339,782	134,229	—
Activity subsequent to the Reorganization Transactions and initial public offering:
Effect of the Rescission Transactions	—	—	—	—	(605,390)	—	455,217	—	150,173	—	—	—	—	—	—
Settlement of equity appreciation rights	—	—	—	—	—	—	—	—	—	—	(325)	—	—	—	(325)
Effect of exchanges of LLC Units	—	—	—	—	1,107,448	—	(1,071,448)	—	(36,000)	—	1,723	—	—	(1,723)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	836,365	1	—	—	—	—	12,537	—	—	—	12,538
Vesting of restricted stock units	—	—	—	—	608,488	—	—	—	423,862	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	267,918	—	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	61,418	—	—	—	—	—	840	—	—	—	840
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(4,460)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	50,673	—	—	—	50,673
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(24,371)	—	—	24,371	—
Foreign currency translation losses	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(50)	(94)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(45,330)	(49,660)	(94,990)
Balance at December 31, 2018	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2019	—	$—	—	$—	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	—	—	—	—	9,723	10,273	19,996
Effect of exchanges of LLC Units	—	—	—	—	34,892,796	3	(34,157,618)	(4)	(735,178)	—	61,754	—	—	(61,753)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	1,299,748	—	—	—	—	—	17,128	—	—	—	17,128
Vesting of restricted stock units	—	—	—	—	2,171,529	—	—	—	418,204	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	527,291	—	—	—	—	—	7,700	—	—	—	7,700
Forfeiture of unvested LLC Units	—	—	—	—	—	—	(121,845)	—	—	—	—	—	—	—	—
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(1,574)	—	—	—	(1,574)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Repurchases of equity component of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(2,965)	—	—	—	(2,965)
Settlement of capped calls related to repurchases of convertible senior notes	—	—	—	—	—	—	—	—	—	—	1,284	—	—	—	1,284
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	91,603	—	—	—	91,603
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(58,302)	—	—	58,302	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	266	—	107	373
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(112,658)	(50,921)	(163,579)
Balance at December 31, 2019	—	$—	—	$—	104,083,271	$10	23,211,418	$2	14,269,199	$1	$641,128	$225	$(458,381)	$63,175	$246,160
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Operating activities
Net loss	$(163,579)	$(146,773)	$(96,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,464	8,318	6,675
Amortization of acquired intangible assets	4,479	8,681	8,526
Amortization of course creation costs	2,543	1,993	1,462
Equity-based compensation	90,437	72,492	21,781
Amortization of deferred contract acquisition costs	23,587	—	—
Amortization of debt discount and issuance costs	21,691	1,215	1,847
Investment discount and premium amortization, net	(2,446)	—	—
Loss on debt extinguishment	950	4,085	931
Other	380	696	459
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(37,274)	(26,156)	(16,123)
Deferred contract acquisition costs	(27,688)	—	—
Prepaid expenses and other assets	(5,663)	(3,482)	(2,796)
Right-of-use assets	5,586	—	—
Accounts payable	2,683	1,385	2,561
Accrued expenses and other liabilities	5,887	7,973	17,960
Accrued author fees	1,692	2,123	2,131
Lease liabilities	(6,659)	—	—
Deferred revenue	62,201	61,554	38,983
Net cash used in operating activities	(11,729)	(5,896)	(12,139)
Investing activities
Purchases of property and equipment	(11,181)	(8,796)	(5,951)
Purchases of content library	(5,326)	(3,340)	(2,382)
Cash paid for acquisition, net of cash acquired	(163,771)	—	—
Purchases of investments	(694,246)	—	—
Proceeds from sales of investments	4,967	—	—
Proceeds from maturities of investments	252,836	—	—
Net cash used in investing activities	(616,721)	(12,136)	(8,333)
Financing activities
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	616,654	—	—
Purchase of capped calls related to issuance of convertible senior notes	(69,432)	—	—
Repurchases of convertible senior notes	(35,000)	—	—
Proceeds from terminations of capped calls related to repurchases of convertible senior notes	1,284	—	—
Proceeds from issuance of common stock from employee equity plans	24,828	13,378	—
Taxes paid related to net share settlement	(1,574)	(16,905)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	332,080	—
Payments of costs related to initial public offering	—	(7,083)	(307)
Borrowings of long-term debt	—	20,000	115,000
Repayments of long-term debt	—	(137,710)	(85,000)
Payments of debt extinguishment costs	—	(2,179)	—
Payments of debt issuance costs	—	(450)	(854)
Payments to settle equity appreciation rights	—	(325)	—
Proceeds from the issuance of common units, net of issuance costs	—	—	4,399
Redemption of incentive units	—	—	(3,724)
Other	—	(17)	(16)
Net cash provided by financing activities	536,760	200,789	29,498
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	50	(163)	54
Net (decrease) increase in cash, cash equivalents, and restricted cash	(91,640)	182,594	9,080
Cash, cash equivalents, and restricted cash, beginning of period	211,071	28,477	19,397
Cash, cash equivalents, and restricted cash, end of period	$119,431	$211,071	$28,477
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Supplemental cash flow disclosure:
Cash paid for interest	$1,126	$4,271	$6,858
Cash paid for income taxes, net	$836	$452	$425
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$11,700	$—	$—
Unpaid capital expenditures	$3,865	$519	$555
Equity-based compensation capitalized as internal-use software	$1,166	$459	$—
Unrealized gains on investments	$333	$—	$—
Conversion of redeemable convertible preferred units	$—	$582,041	$—
Redeemable convertible preferred unit accretion	$—	$176,275	$63,800
Costs related to initial public offering, accrued but not yet paid	$—	$—	$1,699
Issuance of warrants to purchase shares of Class A common stock	$—	$984	$—
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$90,515	$194,306	$28,267
Restricted cash	28,916	16,765	210
Total cash, cash equivalents, and restricted cash	$119,431	$211,071	$28,477

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC (“Pluralsight Holdings”) and its subsidiaries (together with Pluralsight, Inc., the “Company” or “Pluralsight”). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a cloud-based technology skills platform that provides a broad range of tools for businesses and individuals, including skill and role assessments, a curated library of courses, learning paths, software developer productivity metrics, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all the business operations and affairs of Pluralsight.
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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
The limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units of Pluralsight Holdings into a single class of LLC Units. See Note 13—Stockholders’ Equity for additional details.

•
Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.

•
The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 13—Stockholders’ Equity for additional details.

As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated financial statements. As of December 31, 2019, Pluralsight, Inc. owned 74.3% of Pluralsight Holdings and the non-controlling interests owned the remaining 25.7% of the vested LLC Units of Pluralsight Holdings.
As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Pluralsight, Inc. had no operations.
Secondary Offering
In March 2019, the Company completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $0.9 million in costs were incurred by Pluralsight in connection with this offering. Concurrently with the secondary offering, the Company issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 in a private placement to qualified institutional buyers exempt from registration under the Securities Act. See Note 10—Convertible Senior Notes and Other Long-Term Debt for additional details.
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
Prior to December 31, 2019, the Company met the definition of an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). While EGC status was maintained, the Company elected to delay adopting new or revised accounting standards until such time as those standards applied to private companies. Effective as of December 31, 2019, the Company no longer qualifies as an EGC and can no longer take advantage of this extended transition period. As a result, the Company adopted certain accounting pronouncements during the fourth quarter of 2019 which are applicable for the annual reporting period for the year ended December 31, 2019.
The Company adopted the new leases accounting standard, codified as Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), effective January 1, 2019 on a modified retrospective basis (see the section entitled “Recent Accounting Pronouncements” below). Financial results for reporting periods during 2019 are presented in compliance with ASC 842. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior leases standard, ASC 840, Leases (“ASC 840”). These financial statements include additional information regarding the impacts from the adoption of ASC 842 on the financial results for the year ended December 31, 2019.
Reclassifications
Certain reclassifications were made to the years ended December 31, 2018 and 2017 to conform to the current period presentation in the consolidated statements of cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of the liability and equity components of the convertible senior notes, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of property and equipment, content library and intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable and deferred revenue, the standalone selling price (“SSP”) of performance obligations, the determination of the period of benefit for deferred contract acquisition costs, certain accrued expenses, including author fees, and the discount rate used for operating leases. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
The Company deposits cash with high-credit-quality financial institutions, which, at times, may exceed federally insured amounts. The Company invests its cash equivalents in highly-rated money market funds. The Company has not experienced any losses on its deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and will limit the amount of credit as deemed necessary, but currently does not require collateral from customers. No customer accounted for 10% or more of the net accounts receivable balance for the years ended December 31, 2019 or 2018. For the years ended December 31, 2019, 2018, and 2017 no customer accounted for 10% or more of total revenue.
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
The Company classifies investments as available-for-sale securities. Investments with original maturities beyond 90 days are classified as short-term or long-term investments based on the nature of the securities and their stated maturities. Investments are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within stockholders’ equity. Unrealized gains and losses are reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.
Investments are reviewed periodically to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the cost of an individual investment exceeds its fair value, the Company considers available quantitative and qualitative factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that a decline in fair value is determined to be other-than-temporary, the investments are written down to fair value. There were no other-than-temporary impairments recognized on investments during the periods presented.
Interest income, amortization of premiums and discounts, realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in other income, net in the consolidated statements of operations. The Company uses the specific identification method to determine the cost in calculating realized gains and losses upon the sale of these investments.
Accounts Receivable
Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. The Company records a contract asset when revenue is recognized in advance of invoicing. Contract assets that represent a right to consideration that is unconditional are presented within accounts receivable on the consolidated balance sheets.
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

The following is a roll-forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017

Balance, beginning of period	$2,501	$1,552	$708
Provision for doubtful accounts	10,649	2,185	1,246
Accounts written-off, net of recoveries	(9,685)	(1,236)	(402)
Balance, end of period	$3,465	$2,501	$1,552

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of property and equipment during the years ended December 31, 2019, 2018, and 2017.
Capitalized Software Development Costs
The Company capitalizes certain development costs incurred in connection with the development of its platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company capitalized costs of $8.5 million, $5.9 million, and $3.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.

Leases - ASC 842
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases are included as right-of-use assets and lease liabilities in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.
Lease payments consist of the fixed payments under the arrangements. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-of-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the Company’s leases is not determinable, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company generally uses the non-cancellable lease term when recognizing the right-of-use assets and lease liabilities unless it is reasonably certain that a renewal option or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.
Leases with a term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
Leases - ASC 840
The Company applied the provisions of ASC 840 for the years ended December 31, 2018 and 2017.
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
Content Library, Intangible Assets, and Goodwill
The content library assets have been acquired from the Company’s network of independent authors (course creation costs) and through various business combinations. The Company amortizes the content library and other intangible assets acquired from authors or in business combinations on a straight-line basis over their estimated useful lives, which is generally five years.
Regularly, the Company assesses potential impairment of its long-lived assets, which include the content library and intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future results of operations, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset (or asset group) may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the asset.
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
As a result of its most recent annual qualitative assessment, the Company concluded that the fair value of the Company’s sole reporting unit is greater than its carrying amount. There were no impairments of goodwill or intangible assets, including the content library, during the years ended December 31, 2019, 2018, and 2017.
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
Revenue Recognition - ASC 606
The Company derives substantially all of its revenue from subscription services (which include support services) by providing customers access to its platform.
The Company implemented the provisions of Accounting Standards Update, or ASU, 2014-09 (referred to collectively as "ASC 606") effective January 1, 2019 using the modified retrospective transition method as discussed below under the section "Recent Accounting Pronouncements."
Following the adoption of ASC 606, the Company recognizes revenue when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. The Company accounts for revenue contracts with customers by applying the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in a contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, performance obligations are satisfied.

The Company’s subscription arrangements generally do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements. Access to the Company’s platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. The Company’s subscription contracts typically vary from one month to three years and are generally noncancellable and nonrefundable.
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
Revenue Recognition - ASC 605
The Company applied the provisions of prior revenue recognition standard ASC 605, Revenue Recognition (“ASC 605”) to revenue recognized during each of the years ended December 31, 2018 and 2017. A comparison of the results under ASC 606 and ASC 605 for the year ended December 31, 2019 is presented in Note 3—Revenue.
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
Technology and Content
Technology costs consist principally of research and development activities including personnel costs, consulting services, and other costs associated with product development efforts. Content costs consist principally of personnel costs and other activities associated with content acquisition, course production, and curriculum direction.
Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including software used to upgrade and enhance the Company’s platform and applications supporting its business, which are capitalized and amortized over the estimated useful lives of one to three years.
Deferred Contract Acquisition Costs
In connection with the adoption of ASC 606, the Company began capitalizing the incremental costs of obtaining customer contracts for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, incremental costs of obtaining customer contracts were expensed as incurred.
The Company capitalizes sales commissions, and associated fringe costs, such as payroll taxes, paid to direct sales personnel and other incremental costs of obtaining contracts with customers, provided the Company expects to recover those costs. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of four years while commissions paid related to renewal contracts are amortized over an estimated average contract term of approximately 18 months. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
The period of benefit for commissions paid for the acquisition of initial subscription contracts is determined by taking into consideration the initial estimated customer life and the technological life of the Company's platform and related significant features. The Company determines the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred contract acquisition costs is included within sales and marketing expense in the consolidated statements of operations.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $17.0 million, $12.4 million, and $14.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The grant date fair value of RSUs is determined using the market closing price of Pluralsight, Inc.’s Class A common stock on the date of grant. RSUs granted prior to the IPO vest upon the satisfaction of both a service condition and a liquidity condition. The liquidity condition was satisfied by the IPO, following the expiration of the lock-up period, which occurred in November 2018. Awards granted subsequent to the IPO are not subject to the liquidity condition. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $17.1 million. The remaining unrecognized equity-based compensation expense related to RSUs granted prior to the IPO will be recognized over the remaining requisite service period, using the accelerated attribution method. RSUs granted subsequent to the IPO subject to service conditions only will be recognized over the remaining requisite service period, using the straight-line method.
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
Non-Controlling Interests
The non-controlling interests balance represents the economic interests of LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Income or loss is attributed to the non-controlling interests based on the weighted-average LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2019, the non-controlling interests owned 25.7% of the vested LLC Units outstanding. The non-controlling interests’ ownership percentage can fluctuate over time as LLC Units vest and as Continuing Members elect to exchange LLC Units for Class A common stock of Pluralsight, Inc.
Foreign Currency
The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period, and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a component of members’ deficit. Foreign currency transaction gains or losses are recorded in other income, net.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is codified under ASC 842. The Company adopted this standard effective January 1, 2019 using the transitional provision which allows for the adoption of ASC 842 to be applied using the modified retrospective approach at the beginning of the period of adoption. As such, the consolidated financial statements for prior periods are not comparable to the 2019 consolidated financial statements. The adoption of ASC 842 resulted in the recognition of lease liabilities and right-of-use assets for all operating leases (with the exception of short-term leases) at the adoption date. In addition, the adoption of ASC 842 resulted in the derecognition of certain building assets and facility financing obligations where the Company was previously deemed the owner solely as a result of the build-to-suit provisions of ASC 840.
In adopting ASC 842, the Company elected the package of practical expedients permitted under the transition guidance, which allows an entity to carryforward certain conclusions for leases that commenced prior to the effective date, including the determination of whether an existing contract contains a lease, the classification of the lease, and the accounting for initial direct costs. In addition, the Company elected the practical expedient that permits an entity to use hindsight in determining the lease term.
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
The following table summarizes the adjustments made to the Company's consolidated balance sheet as of January 1, 2019 as a result of adopting ASC 606 and ASC 842 (in thousands):

	As Reported	ASC 606 Adjustments		ASC 842 Adjustments	As Adjusted
	December 31, 2018	Revenue Recognition	Incremental Costs of Obtaining a Contract		January 1, 2019

Accounts receivable, net	$63,436	$33	$—	$—	$63,469
Deferred contract acquisition costs, net	—	—	16,461	—	16,461
Prepaid expenses and other current assets	8,323	—	—	(645)	7,678
Property and equipment, net	31,641	—	—	(15,054)	16,587
Right-of-use assets	—	—	—	10,197	10,197
Deferred contract acquisition costs, noncurrent, net	—	—	3,751	—	3,751
Accrued expenses	32,047	—	—	(170)	31,877
Lease liabilities	—	—	—	5,045	5,045
Deferred revenue	157,695	(389)	—	—	157,306
Deferred revenue, noncurrent	14,886	—	—	—	14,886
Lease liabilities, noncurrent	—	—	—	7,339	7,339
Facility financing obligation	15,777	—	—	(15,777)	—
Other liabilities	1,303	—	—	(1,301)	2
Accumulated deficit	(355,446)	205	9,828	(310)	(345,723)
Non-controlling interests	107,167	217	10,384	(328)	117,440

Refer to Note 3—Revenue and Note 11—Leases for the ongoing impacts of adopting ASC 606 and ASC 842 on the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The new guidance is effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for all entities. The Company expects to adopt the standard prospectively effective January 1, 2020. As a result, the Company will capitalize, and subsequently amortize, certain implementation costs that were previously expensed as incurred.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. For public business entities that meet the definition of an SEC filer, it is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt the standard effective January 1, 2020 using the modified retrospective approach. The Company is still evaluating the potential impact of the standard on its consolidated financial statements, however, it does not expect the adoption to have a material effect.

Note 3. Revenue
Effect of Adopting ASC 606
The adoption of ASC 606 resulted in changes to the Company's consolidated balance sheet as of December 31, 2019 and its statement of operations for the year ended December 31, 2019 due to the timing of revenue recognition and the capitalization of incremental costs of obtaining contracts. In addition, there were offsetting shifts in the statement of cash flows through net loss and various changes in operating assets and liabilities, which resulted in no impact on operating cash flows. Refer to Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of the primary impacts resulting from the adoption of ASC 606.
The following tables present the amount by which each consolidated financial statement line item is affected as of and for the year ended December 31, 2019 by ASC 606 (in thousands, except per share data):
Consolidated Balance Sheet:

	December 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Accounts receivable, net	$101,576	$100,783	$793
Goodwill(1)	262,532	263,755	(1,223)
Deferred contract acquisition costs, net	18,331	—	18,331
Deferred contract acquisition costs, noncurrent, net	5,982	—	5,982
Deferred revenue	215,137	217,308	(2,171)
Deferred revenue, noncurrent	19,517	19,517	—
Accumulated deficit	(458,381)	(477,739)	19,358
Non-controlling interests	63,175	56,479	6,696

(1)
Reflects the difference in Goodwill from applying ASC 606 to the deferred revenue balance acquired from GitPrime, Inc. See Note 8—Acquisition of GitPrime, Inc. for additional details. The difference in deferred revenue under ASC 606 is primarily due to the timing of recognition for subscriptions that allow the customer to install the software on premise without significant penalty.

Consolidated Statement of Operations:

	Year Ended December 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Revenue	$316,910	$315,591	$1,319
Operating expenses:
Sales and marketing	207,085	211,186	(4,101)
Loss from operations	(149,990)	(155,410)	5,420
Net loss	(163,579)	(168,999)	5,420
Less: Net loss attributable to non-controlling interests	(50,921)	(52,444)	1,523
Net loss attributable to Pluralsight, Inc.	(112,658)	(116,555)	3,897
Net loss per share, basic and diluted	$(1.19)	$(1.23)	$0.04
Weighted-average common shares used in computing basic and diluted net loss per share	94,515	94,515

Consolidated Statement of Cash Flows:

	Year Ended December 31, 2019
	As Reported	Balance without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)

Net loss	$(163,579)	$(168,999)	$5,420
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred contract acquisition costs	23,587	—	23,587
Changes in assets and liabilities:
Accounts receivable	(37,274)	(37,214)	(60)
Deferred contract acquisition costs	(27,688)	—	(27,688)
Deferred revenue	62,201	63,460	(1,259)
Cash used in operating activities	(11,729)	(11,729)	—

Disaggregation of Revenue
Subscription revenue accounted for approximately 97% of the Company's revenue for the year ended December 31, 2019.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Year Ended December 31,				Growth
	2019		2018		Rate
	Amount	%	Amount	%	%

United States	$198,815	63%	$148,439	64%	34%
Europe, Middle East and Africa(1)	86,192	27%	61,509	27%	40%
Other foreign locations	31,903	10%	22,081	9%	44%
Total revenue	$316,910	100%	$232,029	100%

(1)	Revenue from the United Kingdom represented 11% and 10% of revenue for the year ended December 31, 2019 and 2018, respectively.

Revenue by type of customer, was as follows (dollars in thousands):

Year Ended December 31,
2019

Business customers	$271,819
Individual customers	45,091
Total revenue	$316,910

Contract Balances
For the year ended December 31, 2019, the Company recognized revenue of $156.7 million that was included in the corresponding deferred revenue balance at the beginning of the period. In connection with the acquisition of GitPrime, the Company acquired contract assets of $0.7 million, which are presented within accounts receivable, and deferred revenue of $1.4 million.
Remaining Performance Obligations
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $323.9 million. The Company expects to recognize 74% of the transaction price over the next 12 months.
Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

Balance as of January 1, 2019	$20,212
Capitalization of contract acquisition costs	27,688
Amortization of deferred contract acquisition costs	(23,587)
Balance as of December 31, 2019	$24,313

Note 4. Cash Equivalents and Investments
Cash equivalents, short-term investments, and long-term investments consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$67,076	$—	$—	$67,076
Short-term investments
Commercial paper	$33,627	$—	$—	$33,627
U.S. treasury securities	149,353	53	—	149,406
Corporate notes and obligations	148,993	215	(7)	149,201
Total short-term investments	$331,973	$268	$(7)	$332,234
Long-term investments
Corporate notes and obligations	$78,353	$121	$(46)	$78,428
U.S. agency obligations	26,436	1	(4)	26,433
Certificates of deposit	$944	$—	$—	$944
Total long-term investments	$105,733	$122	$(50)	$105,805

Total cash equivalents and investments	$504,782	$390	$(57)	$505,115

The amortized cost and fair value of the Company's investments based on their stated maturities consisted of the following as of December 31, 2019 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$331,973	$332,234
Due between one and two years	105,733	105,805
Total investments	$437,706	$438,039

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company evaluates, among other factors, the severity and duration of the unrealized losses, whether it has the intention to sell any of these investments, and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with its investments as of December 31, 2019.
Note 5. Fair Value Measurements
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

Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$62,085	$4,991	$—	$67,076
Short-term investments
Commercial paper	$—	$33,627	$—	$33,627
U.S. treasury securities	—	149,406	—	149,406
Corporate notes and obligations	—	149,201	—	149,201
Total short-term investments	$—	$332,234	$—	$332,234
Restricted cash
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$—	$78,428	$—	$78,428
U.S. agency obligations	—	26,433	—	26,433
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$105,805	$—	$105,805

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$185,405	$—	$—	$185,405
Restricted cash
Money market funds	$16,765	$—	$—	$16,765

Convertible Senior Notes
As of December 31, 2019, the estimated fair value of the Company's convertible senior notes, with aggregate principal totaling $593.5 million, was $514.7 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's consolidated balance sheet. Refer to Note 10—Convertible Senior Notes and Other Long-Term Debt for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.

Note 6. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2019	2018

Prepaid expenses	$11,469	$7,931
Other current assets	2,705	392
Prepaid expenses and other current assets	$14,174	$8,323

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2019	2018

Accrued compensation	$23,310	$22,285
Accrued income and other taxes payable	7,116	5,408
Accrued other current liabilities	10,277	4,354
Accrued expenses	$40,703	$32,047

Note 7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2019	2018

Computer equipment	$9,047	$9,369
Software	2,047	2,031
Capitalized internal-use software costs	23,021	13,880
Furniture and fixtures	5,826	5,478
Buildings	—	11,251
Leasehold improvements	9,871	1,490
Construction in progress	4,427	1,671
Build-to-suit lease asset under construction	—	8,281
Total property and equipment	54,239	53,451
Less: Accumulated depreciation	(31,343)	(21,810)
Property and equipment, net	$22,896	$31,641

Depreciation expense for property and equipment totaled $9.5 million, $8.3 million, and $6.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.
In August 2018, the Company entered into lease agreements for its future corporate headquarters to be constructed in Draper, Utah. Due to various forms of involvement in the design and construction of the building, the Company was deemed to be the owner of the building during the construction period for accounting purposes under ASC 840. As of December 31, 2018, the Company recorded a construction in progress asset of $8.3 million for the building with a corresponding facility financing obligation. As discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements, the adoption of ASC 842 during the year ended December 31, 2019 resulted in the derecognition of all assets that were capitalized solely as a result of build-to-suit guidance under ASC 840.
Note 8. Acquisition of GitPrime, Inc.
On May 9, 2019, the Company completed the acquisition of GitPrime, Inc. ("GitPrime"), a leading provider of software developer productivity software. Under the terms of the agreement, the Company acquired all of the outstanding stock of GitPrime for approximately $163.8 million in cash, excluding cash acquired and including working capital adjustments.
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
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair Value

Cash and cash equivalents	$5,290
Accounts receivable	1,798
Other assets acquired	207
Property and equipment	223
Right-of-use assets	549
Goodwill	139,413
Intangible assets	24,800
Lease liabilities	(549)
Deferred revenue	(1,367)
Other liabilities assumed	(1,303)
Total fair value of net assets acquired	$169,061

The useful lives, primarily based on the period of benefit to the Company, and fair values of the identifiable intangible assets at acquisition date were as follows:

	Fair Value of Intangible Assets Acquired (in thousands)	Useful Lives (in years)

Technology	$24,000	5 years
Customer relationships	800	4 years
Total fair value of intangible assets acquired	$24,800

The fair value of the technology acquired in the acquisition was determined using the excess earnings model and the customer relationships acquired was determined using a distributor model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, customer attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). The Company engaged third-party valuation specialists to assist in management's analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.

The preliminary amount of consideration transferred is subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the calculation of tax assets and liabilities that existed on the acquisition date. The Company expects the allocation of the consideration transfered to be final within the measurement period. During the year ended December 31, 2019, the Company recorded a $0.1 million reduction in consideration transferred due to working capital adjustments agreed upon, and paid by, the selling stockholders. In addition, the Company recorded deferred tax liabilities of $0.9 million during the measurement period with a corresponding entry to goodwill.
During the year ended December 31, 2019, the Company incurred acquisition costs of $0.8 million. These costs include legal and accounting fees, and other costs directly related to the acquisition and are classified within general and administrative expenses in the Company's consolidated statements of operations.
Unaudited Pro Forma Information
The consolidated statements of operations include the results of GitPrime from the acquisition date. During the year ended December 31, 2019, the consolidated statements of operations includes revenue from GitPrime of approximately $5.7 million. Due to the continued integration of the combined businesses, the information needed to determine earnings of GitPrime included in the consolidated statements of operations was unavailable.
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

	Year Ended December 31,
	2019	2018

	(unaudited)
Revenue	$320,800	$234,882
Net loss	(166,725)	(163,145)
Net loss per share, basic and diluted	$(1.21)	$(0.81)

Note 9. Intangible Assets
Intangible assets are summarized as follows (dollars in thousands):

	As of December 31, 2019
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	1.6	$32,835	$32,780	$55
Course creation costs	3.8	17,717	8,814	8,903
Total		$50,552	$41,594	$8,958
Intangible assets:
Technology	4.2	$28,500	$6,585	$21,915
Trademarks	—	162	162	—
Noncompetition agreements	—	390	390	—
Customer relationships	—	3,550	2,879	671
Database	—	40	40	—
Domain names	Indefinite	45	—	45
Total		$32,687	$10,056	$22,631

	As of December 31, 2018
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	0.5	$32,835	$32,229	$606
Course creation costs	3.5	13,552	7,108	6,444
Total		$46,387	$39,337	$7,050
Intangible assets:
Technology	2.6	$4,500	$2,786	$1,714
Trademarks	—	162	162	—
Noncompetition agreements	—	390	390	—
Customer relationships	—	2,750	2,750	—
Database	—	40	40	—
Domain names	Indefinite	45	—	45
Total		$7,887	$6,128	$1,759

Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $4.5 million, $8.7 million, and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense of course creation costs was $2.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Based on the recorded intangible assets at December 31, 2019, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense

2020	$8,346
2021	7,783
2022	6,900
2023	6,242
2024	2,273
Total	$31,544

The change in the carrying amount of goodwill for the year ended December 31, 2019 was as follows (in thousands):

Goodwill at December 31, 2018	$123,119
Goodwill recorded in connection with acquisition	138,603
Change in goodwill due to measurement period adjustments	810
Goodwill as of December 31, 2019	$262,532

Note 10. Convertible Senior Notes and Other Long-Term Debt
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
During the year ended December 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
The Company allocated issuance costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Issuance costs attributable to the liability component were $13.1 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs attributable to the equity components were $3.7 million and are netted with the equity component of the Notes in stockholders’ equity on the consolidated balance sheets.
Repurchases of Convertible Senior Notes
In September 2019, Pluralsight, Inc. repurchased a total of $40.0 million in aggregate principal of its Notes for approximately $35.0 million in cash (the "Repurchase"). The Company first allocated the cash paid to repurchase the Notes to the liability component based on the estimated fair value of that component immediately prior to the extinguishment. The Company estimated the fair value of the liability component to be $32.0 million, using an estimated discount rate of approximately 5.5% based on comparable debt transactions for similar companies. The difference between the fair value of the liability component and the carrying value of the repurchased Notes resulted in a loss on debt extinguishment of $1.0 million. The remaining consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and recorded as a reduction of stockholders' equity.

The net carrying value of the liability component of the Notes was as follows (in thousands):

December 31, 2019

Principal	$593,500
Less: Unamortized debt discount	(112,776)
Less: Unamortized issuance costs	(10,496)
Net carrying amount	$470,228
The net carrying value of the equity component of the Notes was as follows (in thousands):

December 31, 2019

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)
Net carrying amount	$134,068
The interest expense recognized related to the Notes was as follows (in thousands):

December 31, 2019

Contractual interest expense	$1,867
Amortization of debt issuance costs and discount	21,691
Total	$23,558

Capped Calls
In connection with the offering of the Notes, the Company entered into capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $38.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $58.50 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 16,345,757 shares of the Company's Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of Class A common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company's own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $69.4 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
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
Intercompany Convertible Promissory Note with Pluralsight Holdings
In connection with the issuance of the Notes, Pluralsight, Inc. entered into an intercompany convertible promissory note with Pluralsight Holdings, whereby Pluralsight, Inc. provided the net proceeds from the issuance of the Notes to Pluralsight Holdings. The terms of the convertible promissory note mirror the terms of the Notes issued by Pluralsight, Inc. The intent of the convertible promissory note is to maintain the parity of shares of Class A common stock with LLC Units as required by the LLC Agreement in order to preserve the Company's legal structure. This note was amended in September 2019 in connection with the Repurchase. All effects of the convertible promissory note on the consolidated financial statements have been eliminated in consolidation.
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
In February 2018, the Company entered into a first amendment to the Guggenheim Credit Agreement and increased its term loan facility and its borrowings thereunder by an additional $20.0 million. In connection with the amendment, the Company issued warrants to the lenders to purchase 424,242 Class A common units at a per unit exercise price of $8.25 (see Note 13—Stockholders’ Equity). The warrants were measured at the estimated fair value of $1.0 million on the date of issuance and were recorded as debt issuance costs, which were amortized to interest expense over the remaining term of the debt facility.
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
Note 11. Leases
The Company leases office space under non-cancellable operating leases with lease terms expiring between 2020 and 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Year Ended December 31,
	2019	2018	2017

Operating lease expense	$6,512	$4,795	$1,976
Variable lease expense	346	—	—
Short-term lease expense	705	—	—
Total lease expense	$7,563	$4,795	$1,976

Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 was $6.0 million and was included in net cash used in operating activities in the consolidated statements of cash flows. Lease liabilities arising from obtaining right-of-use assets for the year ended December 31, 2019 were $11.7 million.
As of December 31, 2019, the maturities of the Company's operating lease liabilities were as follows (in thousands):

Year Ending December 31,

2020	$6,603
2021	3,878
2022	3,687
2023	3,043
2024	2,147
Thereafter	—
Total lease payments	19,358
Less: Imputed interest	(2,439)
Lease liabilities	$16,919

As of December 31, 2019, the weighted average remaining lease term is 3.9 years and the weighted average discount rate used to determine operating lease liabilities was 5.50%.
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of between one and three years. Sublease income, which is recorded within other income, was $0.4 million during the year ended December 31, 2019. In connection with the execution of a sublease during the year ended December 31, 2019, the Company recorded an impairment of its right-of-use assets of $0.4 million within general and administrative expenses.
In August 2018, the Company entered into a non-cancellable lease agreement to rent office space for the Company's future headquarters to be constructed in Draper, Utah for a period of 15 years beginning on the earlier to occur of the date that the Company opens for business in the leased premises or the commencement date of June 24, 2020 (which date may be extended by construction delays). The Company will pay basic annual rent in monthly installments beginning on the rent commencement date. The annual rent amount will be determined based on the cost of construction of the premises. Based on the current estimate of the cost of construction, the basic rent amount for the first year is expected to be $7.9 million, and the annual rent amount will increase by two percent each year following the rent commencement date. In the event the costs incurred by the landlord exceed the agreed upon cost of construction of $90.0 million, the landlord may elect to pay such amounts and add such amounts to the cost of construction and increase the basic rent amount or require the Company to pay such amounts. The landlord has agreed to an abatement of basic rent payments at the commencement of the initial lease term of up to approximately $3.2 million. As of December 31, 2019, the lease has not yet commenced and is excluded from the table above.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash on the consolidated balance sheets. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of December 31, 2019, the Company has recorded a deposit of $11.6 million into restricted cash on its consolidated balance sheet for use in constructing tenant improvements in connection with the Draper headquarters.
Note 12. Commitments and Contingencies
Letters of Credit
As of December 31, 2019 and 2018, the Company had a total of $2.1 million and $0.7 million, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $1.3 million and $0.7 million of the Company’s cash, as of December 31, 2019 and 2018, respectively, which is reflected as restricted cash on the consolidated balance sheets.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. As of December 31, 2019 and 2018, the Company had non-cancellable purchase obligations outstanding with a term of 12 months or longer of $19.8 million and $12.8 million, respectively.
Legal Proceedings
In August 2019, a class action complaint was filed by a stockholder of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company's officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.

The Company is involved in other legal proceedings from time to time arising in the normal course of business. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Warranties and Indemnification
The performance of the Company’s cloud-based technology skills platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable. The Company’s contractual arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. In addition, the Company has some contractual arrangements with provisions for indemnifying customers against liabilities in the case of breaches of the Company’s platform or the other systems or networks used in the Company’s business, including those of vendors, contractors, or others with which the Company has strategic relationships. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
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
Secondary Offering
In March 2019, the Company completed a secondary offering, in which certain stockholders sold 15,592,234 shares of Class A common stock at a public offering price of $29.25 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $0.9 million in costs were incurred by Pluralsight in connection with this offering. In connection with the secondary offering, the Company issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 in a private placement to qualified institutional buyers exempt from registration under the Securities Act. See Note 10—Convertible Senior Notes and Other Long-Term Debt for additional details.
Exchanges of LLC Units
During the years ended December 31, 2019 and 2018, certain Continuing Members exchanged 34,892,796 and 1,107,448 LLC Units of Pluralsight Holdings, respectively, along with their corresponding shares of Class B common stock for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B common stock.
Warrants to Purchase Shares of Class A Common Stock
In connection with the first amendment of the Guggenheim Credit Agreement, the Company issued warrants to the lenders to purchase 424,242 shares of Class A common stock of Pluralsight, Inc. at an exercise price of $8.25 per share. See Note 10—Convertible Senior Notes and Other Long-Term Debt for additional details. The warrants were measured at the fair value on the date of issuance, which was determined to be $1.0 million using a Black-Scholes option pricing model and a probability-weighted expected return methodology. As the warrants are exercisable for shares of the Company’s Class A common stock, the Company recorded the warrants within stockholders’ equity. The warrants were cashless-exercised in October 2018 resulting in the issuance of 267,918 shares of Class A common stock.

Note 14. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the adjustments to the non-controlling interests were $58.3 million and were primarily related to equity-based compensation, the settlement of equity-based awards, and the issuance of a convertible promissory note with Pluralsight Holdings in connection with the convertible senior notes as discussed in Note 10—Convertible Senior Notes and Other Long-Term Debt. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2019, the non-controlling interests of Pluralsight Holdings owned 25.7% of the outstanding LLC Units, with the remaining 74.3% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	December 31, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	104,083,271	74.3%	65,191,907	48.6%
LLC Units owned by the Continuing Members(1)	35,936,804	25.7%	68,881,732	51.4%
	140,020,075	100.0%	134,073,639	100.0%
________________________
(1) Excludes 1,543,813 and 3,195,322 LLC Units still subject to time-based vesting requirements, respectively.
Note 15. Equity-Based Compensation
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
In connection with the GitPrime acquisition, the stock options granted to GitPrime employees under GitPrime’s 2015 and 2018 Equity Incentive Plans were replaced with options to purchase shares of the Company's Class A common stock, subject to appropriate adjustments to the number of shares issuable pursuant to such options and the exercise price of such options as provided in the Merger Agreement. The options are subject to time-based vesting conditions and continue to vest over the remaining vesting period of the original award ranging from two to four years.

The following table summarizes the stock option activity for the year ended December 31, 2019:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2018	5,143,712	$15.00
Granted	169,762	1.47
Exercised	(527,291)	14.61
Forfeited or cancelled	(424,465)	14.67
Outstanding as of December 31, 2019	4,361,718	$14.55	8.4	$11.6
Vested and exercisable as of December 31, 2019	3,150,870	$14.84	8.4	$7.5

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $7.9 million and $0.5 million, respectively. The total unrecognized equity-based compensation costs related to the stock options was $9.9 million, which is expected to be recognized over a weighted-average period of 1.0 years.
The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

	Year Ended December 31,
	2019	2018

Dividend yield	None	None
Volatility	59.00%	55.00%
Risk-free interest rate	2.25%	2.97%
Expected term (years)	4.5—5.9	5.63
Weighted-average grant date fair value per share	$31.26	$7.93

RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are subject to both a service condition and a liquidity condition, whereas RSUs under the 2018 Plan are generally subject to service conditions only. The service conditions are generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition for RSUs granted under the 2017 Plan was satisfied upon the expiration of the lock-up period following the IPO. Prior to the IPO, the Company had not recorded any equity-based compensation expense associated with the RSUs as the liquidity condition was not deemed probable. Following the completion of the IPO, the Company recorded a cumulative adjustment to equity-based compensation expense totaling $17.1 million. The remaining unrecognized equity-based compensation expense related to RSUs subject to both a service and liquidity condition is recognized over the remaining requisite service period, using the accelerated attribution method. RSUs issued following the IPO are primarily subject to service conditions only and are recognized over the remaining requisite service period using the straight-line attribution method.
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

The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the year ended December 31, 2019 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2018	4,801,536	$11.11
Granted	6,295,630	28.48
Forfeited or cancelled	(1,499,690)	23.58
Vested	(1,925,438)	11.97
Balance at December 31, 2019	7,672,038	$22.71

Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2018	2,062,500	$8.24
Vested	(750,000)	8.24
Balance at December 31, 2019	1,312,500	$8.24

The total fair value of RSUs, including the restricted share units of Pluralsight Holdings, vested during the years ended December 31, 2019 and 2018 was $29.2 million and $13.2 million, respectively. The weighted-average grant date fair value per share of RSUs and restricted share units was $28.48, $12.52, and $7.04 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $137.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The ESPP permits participants to elect to purchase shares of Class A common stock through fixed contributions from eligible compensation paid during each purchase period during an offering period, provided that this fixed contribution amount will not exceed $12,500. A participant may purchase a maximum of 5,000 shares during each purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of Class A common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of Class A common stock on the first trading day of each offering period or on the purchase date, except for the first offering period, during which the purchase price of the shares will be 85% of the lower of (i) the IPO price or (ii) the fair market value of common stock on the purchase date. If the fair market value of the common stock on any purchase date within an offering period is lower than the stock price as of the beginning of the offering period, the offering period will immediately reset after the purchase of shares on such purchase date and participants will automatically be re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

The initial offering period began on the IPO date. As of December 31, 2019, a total of 1,339,797 shares were issuable to employees based on contribution elections made under the ESPP. As of December 31, 2019, total unrecognized equity-based compensation costs was $10.4 million, which is expected to be recognized over a weighted-average period of 1.1 years.
ESPP employee payroll contributions accrued at December 31, 2019 totaled $1.6 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2019:

Year Ended December 31,
	2019	2018

Dividend yield	None	None
Volatility	59.00%—67.45%	55.00%—65.00%
Risk-free interest rate	1.60%—2.35%	2.05%—2.80%
Expected term (years)	0.5—2.0	0.5—2.0

Incentive Unit Plan
The Company granted incentive units of Pluralsight Holdings to certain employees and directors prior to its IPO pursuant to the Incentive Unit Plan (“2013 Plan”). In connection with the Reorganization Transactions and the IPO, the 2013 Plan was terminated and all outstanding incentive units were converted into LLC Units of Pluralsight Holdings. In addition, certain holders elected to exchange LLC Units for shares of Class A common stock of Pluralsight, Inc. Shares of Class A common stock and LLC Units issued as a result of the exchange or conversion of unvested incentive units remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions, and as such the Company continues to record equity-based compensation expense for unvested awards.
The activity of unvested LLC Units during the year ended December 31, 2019 was as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2018	3,195,322	$7.63
Forfeited or cancelled	(121,845)	5.73
Vested	(1,529,664)	7.63
Unvested LLC Units outstanding—December 31, 2019	1,543,813	$8.72

As of December 31, 2019, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $10.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Class A common shares and LLC Units vested during the years ended December 31, 2019 and 2018 was $40.3 million and $34.5 million, respectively. The total fair value of incentive units vested during the year ended December 31, 2017 was $14.0 million.
The Company evaluated the conversion and exchange of incentive units as part of the Reorganization Transactions and concluded the transactions were not a modification of the equity awards. Accordingly, the Company will continue to recognize equity-based compensation using the grant date fair value as measured on the original grant date of the incentive units.

The range of assumptions that were used in estimating the grant date fair value of incentive units for the year ended December 31, 2017 were as follows:

Dividend yield	None
Volatility	55.00%
Risk-free interest rate	1.20%—1.80%
Expected term (years)	1.3—1.8

In August 2019, the Company entered into a Separation Agreement with its former Chief Revenue Officer. Under the agreement, the Company accelerated the vesting of 130,924 LLC Units. The acceleration was deemed a modification, which resulted in an increase to equity-based compensation expense of $2.1 million during the year ended December 31, 2019.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cost of revenue	$548	$205	$20
Sales and marketing	30,677	19,096	2,624
Technology and content	21,430	12,038	1,966
General and administrative	37,782	41,153	17,171
Total equity-based compensation	$90,437	$72,492	$21,781

Equity-based compensation costs capitalized as internal-use software was $1.2 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. The amount qualifying for capitalization during the year ended December 31, 2017 was not material.
Note 16. Income Taxes
Provision for Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Domestic	$(165,074)	$(147,717)	$(96,814)
Foreign	2,318	1,608	602
Total	$(162,756)	$(146,109)	$(96,212)

Provision for income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017

Current:
State	$10	$26	$10
Foreign	895	890	397
Total current tax expense	905	916	407
Deferred:
State	—	—	—
Foreign	(82)	(252)	(83)
Total deferred tax benefit	(82)	(252)	(83)
Provision for income taxes	$823	$664	$324

The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2019	2018	2017

Statutory federal tax rate	21.0%	21.0%	34.0%
Rate benefit from flow-through entity	—	—	(33.8)
Loss attributable to non-controlling interests	(5.3)	(10.9)	—
Effect of income tax rate change	1.2	—	(1.8)
Change in valuation allowance	(19.8)	(10.7)	1.4
Foreign taxes	(0.2)	(0.1)	(0.3)
Research and development credit	0.7	0.2	—
State tax, net of federal tax effect	2.5	0.9	—
Other	(0.6)	(0.9)	0.2
Effective tax rate	(0.5)%	(0.5)%	(0.3)%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2019	2018

Deferred tax assets:
Partnership outside basis difference	$275,856	$39,133
Net operating loss carryforwards	60,973	18,591
Promissory note	13,200	—
Research and development credits	2,601	573
Interest expense carryforward	2,569	—
Operating leases	1,223	—
Compensation and benefits	451	324
Other	576	—
Less: Valuation allowance	(337,787)	(57,957)
Total deferred tax assets	19,662	664
Deferred tax liabilities:
Promissory note	(13,304)	—
Content library and intangible assets	(5,595)	(343)
Operating leases	(1,223)	—
Total deferred tax liabilities	(20,122)	(343)
Net deferred tax (liabilities) assets	$(460)	$321

The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on its domestic deferred tax assets as of December 31, 2019 and 2018, primarily due to historical losses. The valuation allowance increased by $279.8 million and $54.9 million for the years ended December 31, 2019 and 2018 due to the exchange transactions described below and increases in other deferred tax assets such as net operating losses (“NOLs”). The valuation allowance decreased by $1.3 million for the year ended December 31, 2017, largely due to the remeasurement of deferred tax assets and liabilities at a lower enacted corporate tax rate.
As of December 31, 2019, the Company had federal NOLs of $259.8 million, and state NOLs of $111.9 million for use on future tax returns. The NOLs begin to expire in 2030 if not utilized. Federal NOLs generated in tax years beginning after December 31, 2017 do not expire.
As of December 31, 2019, the Company had federal research and development tax credit carryforwards of $2.5 million and state research and development tax credit carryforwards of $1.0 million, which begin to expire in 2032 if not utilized.
Sections 382 and 383 of the Code, and similar state tax laws, may impose substantial restrictions on the utilization of the net operating loss and credit carryforward attributes in the event of an ownership change. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

Tax Receivable Agreement and Reorganization Transactions
As a result of the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pluralsight Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pluralsight Holdings is passed through to and included in the taxable income or loss of its members, including Pluralsight, Inc. following the Reorganization Transactions, on a pro rata basis, except as otherwise provided under Section 704 of the Code.
In connection with, and subsequent to, the Reorganization Transactions, members of Pluralsight Holdings exchanged LLC Units for shares of Class A common stock of Pluralsight, Inc. As a result of these exchanges, the Company acquired certain tax attributes held by the members. Additionally, the Company could obtain future increases in its tax basis of the assets of Pluralsight Holdings when LLC Units are redeemed or exchanged by the Continuing Members. This increase in tax basis may have the effect of reducing the amounts paid in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
During the years ended December 31, 2019 and 2018, Continuing Members exchanged 34,892,796 and 1,107,448 LLC Units for shares of Class A common stock, respectively. The Company recorded deferred tax assets of $243.9 million and $5.2 million, respectively, associated with the basis difference in its investment in Pluralsight Holdings related to these unit exchanges, offset by an increase in the valuation allowance. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through December 31, 2019. The total unrecorded TRA liability as of December 31, 2019 is approximately $270.9 million.
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

The following summarizes activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017

Unrecognized benefit—beginning of the year	$1,277	$853	$568
Gross increases—current period positions	686	424	285
Unrecognized benefit—end of period	$1,963	$1,277	$853

Included in the balance of unrecognized tax benefits as of December 31, 2019 are $1.1 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of interest expense where applicable. As of December 31, 2019, the Company had not accrued any interest related to unrecognized tax benefits.
The Company believes it is reasonably possible that foreign tax positions related to $1.1 million in unrecognized tax benefits may be resolved within the coming year, which could result in a decrease of up to $1.1 million in unrecognized tax benefits in the coming year.
The Company files tax returns in the United States and in various foreign and state jurisdictions. Other than in one non-U.S. jurisdiction, the Company is not currently under audit by any taxing jurisdiction and with limited exception, the Company is no longer subject to income tax audits by federal, state, and foreign taxing authorities for years prior to 2013.
Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

	Year Ended December 31, 2019	May 16, 2018 through December 31, 2018

Numerator:
Net loss	$(163,579)	$(94,990)
Less: Net loss attributable to non-controlling interests	(50,921)	(49,660)
Net loss attributable to Pluralsight, Inc.	$(112,658)	$(45,330)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	94,515	63,119
Less: Weighted-average shares of Class A common stock subject to time-based vesting	—	(279)
Weighted-average shares of Class A common stock outstanding, basic and diluted	94,515	62,840
Net loss per share:
Net loss per share, basic and diluted	$(1.19)	$(0.72)

Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

During the year ended December 31, 2019, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of December 31, 2019

LLC Units held by Continuing Members	37,481
Stock options	4,362
RSUs of Pluralsight, Inc.	7,672
Restricted share units of Pluralsight Holdings	1,313
Purchase rights committed under the ESPP	1,340
Total	52,168

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
Note 18. Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan, available to all qualified employees. This plan allows employees to contribute a portion of their pretax salary up to the legally mandated limit based on their jurisdiction. The Company made matching contributions to the plan totaling $5.2 million, $3.5 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 19. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an agreed upon hourly rate per flight hour. The Company accrued a total of $0.3 million as of December 31, 2019 included within accrued expenses on the consolidated balance sheets. A total of $1.3 million has been paid under the arrangement during the year ended December 31, 2019.
Pluralsight One is the Company’s social impact initiative dedicated to closing the technology skills gap. This initiative will support nonprofit organizations by providing discounted and donated subscriptions to the Company’s platform. Any revenue from subscriptions provided to organizations in connection with Pluralsight One will be donated back to the community through charitable grants. During the year ended December 31, 2019, the Company donated approximately $0.4 million back to the community through these charitable grants.
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

Note 20. Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as the Company’s audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. These quarterly results of operations are not necessarily indicative of the Company’s results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019 (1)	June 30, 2019 (1)	Sept. 30, 2019 (1)	Dec. 31, 2019

	(in thousands, except per share amounts)
Revenue	$49,644	$53,572	$61,553	$67,260	$69,617	$75,862	$82,620	$88,811
Cost of revenue	14,886	15,933	15,347	16,449	16,712	17,803	17,829	19,009
Gross profit	34,758	37,639	46,206	50,811	52,905	58,059	64,791	69,802
Operating expenses:
Sales and marketing	29,467	41,857	42,632	44,453	44,171	50,046	55,797	57,071
Technology and content	13,325	18,396	18,137	19,431	20,271	24,819	27,847	29,965
General and administrative	11,292	26,002	19,818	21,306	22,191	20,575	20,844	21,950
Total operating expenses	54,084	86,255	80,587	85,190	86,633	95,440	104,488	108,986
Loss from operations	(19,326)	(48,616)	(34,381)	(34,379)	(33,728)	(37,381)	(39,697)	(39,184)
Other income (expense):
Interest expense	(3,710)	(2,424)	(342)	(350)	(1,678)	(7,346)	(7,412)	(7,129)
Loss on debt extinguishment	—	(4,085)	—	—	—	—	(950)	—
Other income (expense), net	(13)	48	654	815	1,676	4,106	3,001	2,966
Loss before income taxes	(23,049)	(55,077)	(34,069)	(33,914)	(33,730)	(40,621)	(45,058)	(43,347)
Provision for income taxes	(109)	(143)	(254)	(158)	(154)	(143)	(404)	(122)
Net loss	$(23,158)	$(55,220)	$(34,323)	$(34,072)	$(33,884)	$(40,764)	$(45,462)	$(43,469)
Net loss per share, basic and diluted(2)		$(0.20)	$(0.26)	$(0.26)	$(0.25)	$(0.30)	$(0.32)	$(0.31)
________________________

(1)
The amounts for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 have been adjusted from previously reported amounts as a result of the adoption of ASC 842. Refer to the tables below for a reconciliation of the previously reported amounts to the adjusted amounts.

(2)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the portion of the periods following the Reorganization Transactions and Pluralsight, Inc.'s IPO described in Note 1—Organization and Description of Business. See Note 17—Net Loss Per Share for additional details.

ASC 842 Quarterly Adjustments

	Three Months Ended March 31, 2019
	As Previously Reported	ASC 842 Adjustments	As Adjusted

	(in thousands, except per share amounts)
Revenue	$69,617	$—	$69,617
Cost of revenue	16,710	2	16,712
Gross profit	52,907	(2)	52,905
Operating expenses:
Sales and marketing	44,131	40	44,171
Technology and content	20,244	27	20,271
General and administrative	22,173	18	22,191
Total operating expenses	86,548	85	86,633
Loss from operations	(33,641)	(87)	(33,728)
Other income (expense):
Interest expense	(2,024)	346	(1,678)
Loss on debt extinguishment	—	—	—
Other income (expense), net	1,614	62	1,676
Loss before income taxes	(34,051)	321	(33,730)
Provision for income taxes	(154)	—	(154)
Net loss	$(34,205)	$321	$(33,884)
Net loss per share, basic and diluted	$(0.25)	$—	$(0.25)

	Three Months Ended June 30, 2019
	As Previously Reported	ASC 842 Adjustments	As Adjusted

	(in thousands, except per share amounts)
Revenue	$75,862	$—	$75,862
Cost of revenue	17,801	2	17,803
Gross profit	58,061	(2)	58,059
Operating expenses:
Sales and marketing	49,994	52	50,046
Technology and content	24,786	33	24,819
General and administrative	20,601	(26)	20,575
Total operating expenses	95,381	59	95,440
Loss from operations	(37,320)	(61)	(37,381)
Other income (expense):
Interest expense	(7,697)	351	(7,346)
Loss on debt extinguishment	—	—	—
Other income (expense), net	4,040	66	4,106
Loss before income taxes	(40,977)	356	(40,621)
Provision for income taxes	(143)	—	(143)
Net loss	$(41,120)	$356	$(40,764)
Net loss per share, basic and diluted	$(0.30)	$—	$(0.30)

	Three Months Ended September 30, 2019
	As Previously Reported	ASC 842 Adjustments	As Adjusted

	(in thousands, except per share amounts)
Revenue	$82,620	$—	$82,620
Cost of revenue	17,825	4	17,829
Gross profit	64,795	(4)	64,791
Operating expenses:
Sales and marketing	55,727	70	55,797
Technology and content	27,799	48	27,847
General and administrative	20,817	27	20,844
Total operating expenses	104,343	145	104,488
Loss from operations	(39,548)	(149)	(39,697)
Other income (expense):
Interest expense	(7,778)	366	(7,412)
Loss on debt extinguishment	(950)	—	(950)
Other income (expense), net	2,878	123	3,001
Loss before income taxes	(45,398)	340	(45,058)
Provision for income taxes	(404)	—	(404)
Net loss	$(45,802)	$340	$(45,462)
Net loss per share, basic and diluted	$(0.32)	$—	$(0.32)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Material Weakness in Internal Control Over Financial Reporting

In connection with the identification of an error that resulted in the restatement described in Note 3 of our consolidated financial statements of our Annual Report on Form 10-K/A filed with the SEC on June 27, 2019, we previously reported a material weakness in our internal control over financial reporting over the accounting for non-standard equity-based compensation awards. Specifically, we did not design and maintain appropriate controls to determine the appropriate attribution method for recognizing equity-based compensation expense for RSUs. This material weakness resulted in the restatement of our consolidated financial statements or data as of and for the year ended December 31, 2018, and as of and for the quarterly and year-to-date periods ended June 30, September 30, and December 31, 2018.
We undertook numerous steps to remediate the material weakness related to equity-based compensation awards. We implemented additional control procedures to ensure equity-based compensation awards are recorded in accordance with GAAP.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
As permitted by SEC guidance, specifically the SEC staff’s Frequently Asked Question number 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded the acquisition of GitPrime from their final assessment of internal control over financial reporting. The acquisition of GitPrime is included in the December 31, 2019 consolidated financial statements and constituted less than 2% of total revenues for the year ended December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

To remediate the material weakness described above, we implemented additional control procedures to ensure equity-based compensation awards are recorded in accordance with GAAP. In addition, we implemented certain internal controls related to the adoption of ASC 842.
Except for the remediation of the material weakness and the adoption of ASC 842, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the 2020 Proxy Statement.
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the 2020 Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
February 25, 2020		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
February 25, 2020		James Budge Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Skonnard	Chief Executive Officer and Director	February 25, 2020
Aaron Skonnard	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	February 25, 2020
James Budge	(Principal Financial and Accounting Officer)

*	Director	February 25, 2020
Gary Crittenden

*	Director	February 25, 2020
Scott Dorsey

*	Director	February 25, 2020
Arne Duncan

*	Director	February 25, 2020
Ryan Hinkle

*	Director	February 25, 2020
Leah Johnson

*	Director	February 25, 2020
Timothy Maudlin

*	Director	February 25, 2020
Frederick Onion

*	Director	February 25, 2020
Brad Rencher

*	Director	February 25, 2020
Bonita Stewart

*	Director	February 25, 2020
Karenann Terrell

* By: /s/ James Budge
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.3	03/04/19

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.1	03/04/19

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-38498	3.2	08/01/18

4.1	Indenture, dated March 11, 2019 between Pluralsight, Inc. and U.S. Bank National Association.	8-K	001-38498	4.1	03/11/19

4.2	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.1).	8-K	001-38498	4.1	3/11/19

4.3	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	05/07/18

4.4	Description of the Registrant’s Capital Stock.	-	-	-	-	X

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-224301	10.1	05/07/18

10.2	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings and other parties thereto, dated May 15, 2018.	10-Q	001-38498	10.1	08/01/18

10.3+	Pluralsight Holdings Incentive Unit Plan.	S-1	333-224301	10.3	04/16/18

10.4+	Amended and Restated Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.5	07/31/19

10.5+	Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	S-1	333-224301	10.4	04/16/18

10.6+	Amended and Restated Pluralsight, Inc. 2018 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.6	07/31/19

10.7+	Pluralsight, Inc. 2018 Equity Incentive Plan and related forms of agreement.	S-1/A	333-224301	10.5	05/07/18

10.8+	Pluralsight, Inc. 2018 Employee Stock Purchase Plan and related form of agreement.	S-1/A	333-224301	10.6	05/07/18

10.9+	Executive Employment Agreement, between Pluralsight, LLC and Aaron Skonnard, dated as of August 16, 2017.	S-1	333-224301	10.7	04/16/18

10.10+	Executive Employment Agreement, between Pluralsight, LLC and James Budge, dated as of September 15, 2017.	10-K	001-38498	10.8	02/21/19

10.11+	Executive Employment Agreement, between Pluralsight, LLC and Nate Walkingshaw, dated as of September 15, 2017.	10-K	001-38498	10.9	02/21/19

10.12+	Executive Employment Agreement, between Pluralsight, LLC and Joe DiBartolomeo, dated as of September 15, 2017.	10-K	001-38498	10.10	02/21/19

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Executive Employment Agreement, between Pluralsight, LLC and Ross Meyercord, dated as of October 28, 2019.	-	-	-	-	X

10.14+	Offer Letter, between Pluralsight Holdings and Gary Crittenden, dated as of May 30, 2016.	S-1	333-224301	10.11	04/16/18

10.15+	Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of May 27, 2016.	S-1	333-224301	10.12	04/16/18

10.16+	Incentive Unit Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of December 13, 2016.	S-1	333-224301	10.13	04/16/18

10.17+	Offer Letter, between Pluralsight Holdings and Tim Maudlin, dated as of April 15, 2016.	S-1	333-224301	10.14	04/16/18

10.18+	Offer Letter, between Pluralsight Holdings and Brad Rencher, dated as of May 27, 2016.	S-1	333-224301	10.15	04/16/18

10.19+	Offer Letter, between Pluralsight Holdings and Scott Dorsey, dated as of September 6, 2017.	S-1	333-224301	10.21	04/16/18

10.20+	Offer Letter, between Pluralsight Holdings and Karenann Terrell, dated as of October 24, 2017.	S-1	333-224301	10.22	04/16/18

10.21+	Offer Letter, between the Registrant and Bonita Stewart, dated as of August 2, 2018.	10-K	001-38498	10.18	02/21/19

10.22+	Offer Letter, between the Registrant and Leah Johnson, dated as of August 10, 2018.	10-K	001-38498	10.19	02/21/19

10.23	Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of September 20, 2013.	S-1	333-224301	10.16	04/16/18

10.24	First Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of October 13, 2015.	S-1	333-224301	10.17	04/16/18

10.25	Commencement Date Memorandum, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of August 17, 2017.	S-1	333-224301	10.18	04/16/18

10.26	Sublease, between Pluralsight, LLC, Sojo Station North, LLC, and Lucid Software Inc., dated as of September 27, 2017.	S-1	333-224301	10.19	04/16/18

10.27	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.	10-Q	001-38498	10.1	10/24/18

10.28	First Amendment to Sublease, between Pluralsight, LLC, and Lucid Software, LLC dated August 21, 2019.	-	-	-	-	X

10.29	Second Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of July 17, 2019.	-	-	-	-	X

10.30+	2018 Executive Bonus Plan.	S-1	333-224301	10.23	04/16/18

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31+	2018 Executive Bonus Plan, as amended on December 11, 2018.	-	-	-	-	X

10.32+	2019 Executive Bonus Plan.	-	-	-	-	X

10.33+	2019 Executive Bonus Plan, as amended on April 30, 2019.	-	-	-	-	X

10.34	Form of Exchange Agreement.	S-1/A	333-224301	10.24	05/07/18

10.35+	Form of Amended and Restated Restricted Share Unit Agreement, between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	S-1/A	333-224301	10.26	05/15/18

10.36+	Form of Third Amended and Restated Restricted Share Unit Agreement between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	10-Q	001-38498	10.7	07/31/19

10.37	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.	10-Q	001-38498	10.2	08/01/18

10.38	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.	10-Q	001-38498	10.3	08/01/18

10.39+	Outside Director Compensation Policy.	S-1/A	333-224301	10.29	05/07/18

10.40+	Outside Director Compensation Policy, as amended on October 29, 2019.	-	-	-	-	X

10.41	Purchase Agreement, dated March 6, 2019, by and among the Registrant, Pluralsight Holdings, LLC and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto.	8-K	001-38498	10.1	03/07/19

10.42	Form of Capped Call Confirmation.	10-Q	001-38498	10.2	05/01/19

10.43	Agreement and Plan of Merger, dated April 30, 2019 by and among the Registrant, Sundance Merger Sub, Inc., GitPrime, Inc. and Fortis Advisors LLC as Securityholder Representative.	8-K	001-38498	2.1	05/01/19

10.44	Separation Agreement, dated August 1, 2019, between the Registrant and Joseph DiBartolomeo.	10-Q	001-38498	10.1	10/30/19

21.1	List of subsidiaries of the Registrant.	-	-	-	-	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

24.1	Power of Attorney (included on the signature page of the Original Filing).	10-K	001-38498	24.1	02/21/19

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

101.INS	Inline XBLR Instance Document.

101.SCH	Inline XBLR Taxonomy Extension Schema Document.

101.CAL	Inline XBLR Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBLR Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBLR Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBLR Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	-	-	-	-	X
____________________________

+	Indicates a management contract or compensatory plan.

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