Form 10-K/A
period 2019-12-31
Pluralsight, Inc.
filed 2020-03-02
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, are incorporated by reference into Part III of this Form 10-K/A where indicated. Such 2020 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K/A relates.

PLURALSIGHT, INC.

EXPLANATORY NOTE

Pluralsight, Inc. is filing this Amendment No. 1 on Form 10-K/A, (the “Amendment”), to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2020.

The purpose of the Amendment is to include the correct signature page and power of attorney with the Annual Report.

No revisions are being made to Pluralsight, Inc.’s financial statements or any other disclosure contained in the Annual Report.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pluralsight, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pluralsight, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pluralsight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

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
Item 16. Form 10-K/A Summary.
Omitted at registrant’s option.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.3	03/04/19

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.1	03/04/19

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-38498	3.2	08/01/18

4.1	Indenture, dated March 11, 2019 between Pluralsight, Inc. and U.S. Bank National Association.	8-K	001-38498	4.1	03/11/19

4.2	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.1).	8-K	001-38498	4.1	3/11/19

4.3	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	05/07/18

4.4	Description of the Registrant’s Capital Stock.	-	-	-	-	X

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-224301	10.1	05/07/18

10.2	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings and other parties thereto, dated May 15, 2018.	10-Q	001-38498	10.1	08/01/18

10.3+	Pluralsight Holdings Incentive Unit Plan.	S-1	333-224301	10.3	04/16/18

10.4+	Amended and Restated Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.5	07/31/19

10.5+	Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	S-1	333-224301	10.4	04/16/18

10.6+	Amended and Restated Pluralsight, Inc. 2018 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.6	07/31/19

10.7+	Pluralsight, Inc. 2018 Equity Incentive Plan and related forms of agreement.	S-1/A	333-224301	10.5	05/07/18

10.8+	Pluralsight, Inc. 2018 Employee Stock Purchase Plan and related form of agreement.	S-1/A	333-224301	10.6	05/07/18

10.9+	Executive Employment Agreement, between Pluralsight, LLC and Aaron Skonnard, dated as of August 16, 2017.	S-1	333-224301	10.7	04/16/18

10.10+	Executive Employment Agreement, between Pluralsight, LLC and James Budge, dated as of September 15, 2017.	10-K	001-38498	10.8	02/21/19

10.11+	Executive Employment Agreement, between Pluralsight, LLC and Nate Walkingshaw, dated as of September 15, 2017.	10-K	001-38498	10.9	02/21/19

10.12+	Executive Employment Agreement, between Pluralsight, LLC and Joe DiBartolomeo, dated as of September 15, 2017.	10-K	001-38498	10.10	02/21/19

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13+	Executive Employment Agreement, between Pluralsight, LLC and Ross Meyercord, dated as of October 28, 2019.	-	-	-	-	X

10.14+	Offer Letter, between Pluralsight Holdings and Gary Crittenden, dated as of May 30, 2016.	S-1	333-224301	10.11	04/16/18

10.15+	Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of May 27, 2016.	S-1	333-224301	10.12	04/16/18

10.16+	Incentive Unit Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of December 13, 2016.	S-1	333-224301	10.13	04/16/18

10.17+	Offer Letter, between Pluralsight Holdings and Tim Maudlin, dated as of April 15, 2016.	S-1	333-224301	10.14	04/16/18

10.18+	Offer Letter, between Pluralsight Holdings and Brad Rencher, dated as of May 27, 2016.	S-1	333-224301	10.15	04/16/18

10.19+	Offer Letter, between Pluralsight Holdings and Scott Dorsey, dated as of September 6, 2017.	S-1	333-224301	10.21	04/16/18

10.20+	Offer Letter, between Pluralsight Holdings and Karenann Terrell, dated as of October 24, 2017.	S-1	333-224301	10.22	04/16/18

10.21+	Offer Letter, between the Registrant and Bonita Stewart, dated as of August 2, 2018.	10-K	001-38498	10.18	02/21/19

10.22+	Offer Letter, between the Registrant and Leah Johnson, dated as of August 10, 2018.	10-K	001-38498	10.19	02/21/19

10.23	Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of September 20, 2013.	S-1	333-224301	10.16	04/16/18

10.24	First Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of October 13, 2015.	S-1	333-224301	10.17	04/16/18

10.25	Commencement Date Memorandum, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of August 17, 2017.	S-1	333-224301	10.18	04/16/18

10.26	Sublease, between Pluralsight, LLC, Sojo Station North, LLC, and Lucid Software Inc., dated as of September 27, 2017.	S-1	333-224301	10.19	04/16/18

10.27	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.	10-Q	001-38498	10.1	10/24/18

10.28	First Amendment to Sublease, between Pluralsight, LLC, and Lucid Software, LLC dated August 21, 2019.	-	-	-	-	X

10.29	Second Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of July 17, 2019.	-	-	-	-	X

10.30+	2018 Executive Bonus Plan.	S-1	333-224301	10.23	04/16/18

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31+	2018 Executive Bonus Plan, as amended on December 11, 2018.	-	-	-	-	X

10.32+	2019 Executive Bonus Plan.	-	-	-	-	X

10.33+	2019 Executive Bonus Plan, as amended on April 30, 2019.	-	-	-	-	X

10.34	Form of Exchange Agreement.	S-1/A	333-224301	10.24	05/07/18

10.35+	Form of Amended and Restated Restricted Share Unit Agreement, between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	S-1/A	333-224301	10.26	05/15/18

10.36+	Form of Third Amended and Restated Restricted Share Unit Agreement between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	10-Q	001-38498	10.7	07/31/19

10.37	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.	10-Q	001-38498	10.2	08/01/18

10.38	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.	10-Q	001-38498	10.3	08/01/18

10.39+	Outside Director Compensation Policy.	S-1/A	333-224301	10.29	05/07/18

10.40+	Outside Director Compensation Policy, as amended on October 29, 2019.	-	-	-	-	X

10.41	Purchase Agreement, dated March 6, 2019, by and among the Registrant, Pluralsight Holdings, LLC and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto.	8-K	001-38498	10.1	03/07/19

10.42	Form of Capped Call Confirmation.	10-Q	001-38498	10.2	05/01/19

10.43	Agreement and Plan of Merger, dated April 30, 2019 by and among the Registrant, Sundance Merger Sub, Inc., GitPrime, Inc. and Fortis Advisors LLC as Securityholder Representative.	8-K	001-38498	2.1	05/01/19

10.44	Separation Agreement, dated August 1, 2019, between the Registrant and Joseph DiBartolomeo.	10-Q	001-38498	10.1	10/30/19

21.1	List of subsidiaries of the Registrant.	-	-	-	-	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

24.1	Power of Attorney.	-	-	-	-	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	-	-	-	-	X
____________________________

+	Indicates a management contract or compensatory plan.

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

PLURALSIGHT, INC.

	By:	/s/ Aaron Skonnard
March 2, 2020		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

	By:	/s/ James Budge
March 2, 2020		James Budge Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Skonnard, James Budge, and Matthew Forkner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Skonnard	Chief Executive Officer and Director	March 2, 2020
Aaron Skonnard	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	March 2, 2020
James Budge	(Principal Financial and Accounting Officer)

/s/ Gary Crittenden	Director	March 2, 2020
Gary Crittenden

/s/ Scott Dorsey	Director	March 2, 2020
Scott Dorsey

/s/ Arne Duncan	Director	March 2, 2020
Arne Duncan

/s/ Ryan Hinkle	Director	March 2, 2020
Ryan Hinkle

/s/ Leah Johnson	Director	March 2, 2020
Leah Johnson

/s/ Timothy Maudlin	Director	March 2, 2020
Timothy Maudlin

/s/ Frederick Onion	Director	March 2, 2020
Frederick Onion

/s/ Brad Rencher	Director	March 2, 2020
Brad Rencher

/s/ Bonita Stewart	Director	March 2, 2020
Bonita Stewart

/s/ Karenann Terrell	Director	March 2, 2020
Karenann Terrell