Form 10-Q
period 2020-03-31
Pluralsight, Inc.
filed 2020-04-29
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2020, the registrant had 142,909,406 shares of common stock outstanding, consisting of 105,525,933 shares of Class A common stock, 23,010,178 shares of Class B common stock, and 14,373,295 shares of Class C common stock.

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
This Quarterly Report on Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, cash provided by operating activities, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations of the impact the novel coronavirus strain named SARS-CoV-2, abbreviated as COVID-19, ("COVID-19") pandemic may have on our business;

•	our ability to maintain operations and implement effective measures in response to the COVID-19 pandemic;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to improve sales management and execution;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•	our ability to successfully defend ourselves in legal proceedings;

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K/A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$94,476	$90,515
Short-term investments	311,684	332,234
Accounts receivable, net of allowances of $4,634 and $3,465 as of March 31, 2020 and December 31, 2019, respectively	61,208	101,576
Deferred contract acquisition costs	17,796	18,331
Prepaid expenses and other current assets	13,957	14,174
Total current assets	499,121	556,830
Restricted cash and cash equivalents	24,431	28,916
Long-term investments	126,214	105,805
Property and equipment, net	35,401	22,896
Right-of-use assets	13,912	15,804
Content library, net	9,777	8,958
Intangible assets, net	21,204	22,631
Goodwill	262,532	262,532
Deferred contract acquisition costs, noncurrent	5,937	5,982
Other assets	1,771	1,599
Total assets	$1,000,300	$1,031,953
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,770	$10,615
Accrued expenses	35,595	40,703
Accrued author fees	11,596	11,694
Lease liabilities	4,532	5,752
Deferred revenue	214,505	215,137
Total current liabilities	273,998	283,901
Deferred revenue, noncurrent	17,416	19,517
Convertible senior notes, net	476,819	470,228
Lease liabilities, noncurrent	10,058	11,167
Other liabilities	859	980
Total liabilities	779,150	785,793
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 105,459,701 and 104,083,271 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11	10
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 23,010,178 and 23,211,418 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 14,373,295 and 14,269,199 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	659,480	641,128
Accumulated other comprehensive (loss) income	(1,102)	225
Accumulated deficit	(493,700)	(458,381)
Total stockholders’ equity attributable to Pluralsight, Inc.	164,692	182,985
Non-controlling interests	56,458	63,175
Total stockholders’ equity	221,150	246,160
Total liabilities and stockholders' equity	$1,000,300	$1,031,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$92,646	$69,617
Cost of revenue	19,008	16,712
Gross profit	73,638	52,905
Operating expenses:
Sales and marketing	62,415	44,171
Technology and content	30,144	20,271
General and administrative	23,371	22,191
Total operating expenses	115,930	86,633
Loss from operations	(42,292)	(33,728)
Other income (expense):
Interest expense	(7,149)	(1,678)
Other income, net	2,170	1,676
Loss before income taxes	(47,271)	(33,730)
Provision for income taxes	(242)	(154)
Net loss	$(47,513)	$(33,884)
Less: Net loss attributable to non-controlling interests	(12,194)	(14,809)
Net loss attributable to Pluralsight, Inc.	$(35,319)	$(19,075)
Net loss per share, basic and diluted	$(0.34)	$(0.25)
Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share	104,631	75,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(47,513)	$(33,884)
Other comprehensive income (loss):
Unrealized losses on investments	(1,565)	—
Foreign currency translation (losses) gains, net	(222)	18
Comprehensive loss	$(49,300)	$(33,866)
Less: Comprehensive loss attributable to non-controlling interests	(12,654)	(14,801)
Comprehensive loss attributable to Pluralsight, Inc.	$(36,646)	$(19,065)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)
Three Months Ended March 31, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2020	104,083,271	$10	23,211,418	$2	14,269,199	$1	$641,128	$225	$(458,381)	$63,175	$246,160
Effect of exchanges of LLC Units	201,240	—	(201,240)	—	—	—	354	—	—	(354)	—
Vesting of restricted stock units	1,117,441	1	—	—	104,096	—	(1)	—	—	—	—
Exercise of common stock options	57,749	—	—	—	—	—	699	—	—	—	699
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	(2,350)	—	—	—	(2,350)
Equity-based compensation	—	—	—	—	—	—	25,941	—	—	—	25,941
Adjustments to non-controlling interests	—	—	—	—	—	—	(6,291)	—	—	6,291	—
Other comprehensive loss	—	—	—	—	—	—	—	(1,327)	—	(460)	(1,787)
Net loss	—	—	—	—	—	—	—	—	(35,319)	(12,194)	(47,513)
Balance at March 31, 2020	105,459,701	$11	23,010,178	$2	14,373,295	$1	$659,480	$(1,102)	$(493,700)	$56,458	$221,150

Three Months Ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2019	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	9,723	10,273	19,996
Effect of exchanges of LLC Units	28,949,710	3	(28,419,092)	(3)	(530,618)	—	49,495	—	—	(49,495)	—
Vesting of restricted stock units	780,609	—	—	—	106,756	—	—	—	—	—	—
Exercise of common stock options	174,753	—	—	—	—	—	2,621	—	—	—	2,621
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Equity-based compensation	—	—	—	—	—	—	20,616	—	—	—	20,616
Adjustments to non-controlling interests	—	—	—	—	—	—	(32,137)	—	—	32,137	—
Other comprehensive income	—	—	—	—	—	—	—	10	—	8	18
Net loss	—	—	—	—	—	—	—	—	(19,075)	(14,809)	(33,884)
Balance at March 31, 2019	95,096,979	$10	29,071,789	$3	14,162,311	$1	$565,095	$(31)	$(364,798)	$85,281	$285,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net loss	$(47,513)	$(33,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,643	2,247
Amortization of acquired intangible assets	1,435	702
Amortization of course creation costs	761	579
Equity-based compensation	25,578	20,268
Amortization of deferred contract acquisition costs	6,451	5,867
Amortization of debt discount and issuance costs	6,591	1,545
Investment discount and premium amortization, net	(376)	—
Other	661	25
Changes in assets and liabilities:
Accounts receivable	39,200	11,392
Deferred contract acquisition costs	(5,871)	(5,851)
Prepaid expenses and other assets	286	(1,801)
Right-of-use assets	1,490	1,284
Accounts payable	(2,467)	1,035
Accrued expenses and other liabilities	(6,331)	(5,159)
Accrued author fees	(98)	735
Lease liabilities	(1,925)	(1,736)
Deferred revenue	(2,220)	8,288
Net cash provided by operating activities	18,295	5,536
Investing activities
Purchases of property and equipment	(13,894)	(2,133)
Purchases of content library	(1,680)	(937)
Purchases of investments	(161,862)	—
Proceeds from maturities of investments	160,535	—
Net cash used in investing activities	(16,901)	(3,070)
Financing activities
Proceeds from issuance of common stock from employee equity plans	699	2,621
Taxes paid related to net share settlement	(2,350)	—
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	—	617,663
Purchase of capped calls related to issuance of convertible senior notes	—	(69,432)
Net cash (used in) provided by financing activities	(1,651)	550,852
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(267)	26
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(524)	553,344
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	119,431	211,071
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$118,907	$764,415
Supplemental cash flow disclosure:
Cash paid for interest	$1,113	$—
Cash paid for income taxes, net	$270	$116
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$5,008	$870
Equity-based compensation capitalized as internal-use software	$363	$348
Unrealized losses on investments	$(1,565)	$—
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents as shown in the statement of cash flows:
Cash and cash equivalents	$94,476	$736,566
Restricted cash and cash equivalents	24,431	27,849
Total cash, cash equivalents, and restricted cash and cash equivalents	$118,907	$764,415
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
In May 2018, Pluralsight, Inc. completed its IPO and used the net proceeds to purchase newly issued common limited liability company units (“LLC Units") from Pluralsight Holdings. Following the reorganization transactions completed in connection with the IPO ("Reorganization Transactions"), Pluralsight, Inc. became the sole managing member of Pluralsight Holdings. As the sole managing member, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests representing the economic interests held by the other members of Pluralsight Holdings. As of March 31, 2020, Pluralsight, Inc. owned 74.5% of Pluralsight Holdings and the members of Pluralsight Holdings who retained LLC Units prior to the IPO (the "Continuing Members") owned the remaining 25.5% of Pluralsight Holdings.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in Pluralsight, Inc.'s Annual Report on Form 10-K/A, as filed with the SEC on March 2, 2020 ("Annual Report").
These unaudited condensed consolidated financial statements include the accounts of Pluralsight, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
As discussed in Note 1—Organization and Description of Business, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings as a Variable Interest Entity (“VIE”). The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than a voting interest, in accordance with the VIE accounting model. Under the VIE accounting model, Pluralsight, Inc. is the primary beneficiary as it has the majority economic interest in Pluralsight Holdings, and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights.
The assets and liabilities of Pluralsight Holdings represent substantially all of the consolidated assets and liabilities of Pluralsight, Inc. with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement ("TRA") as discussed in Note 15—Income Taxes and the obligations under the Company's convertible senior notes discussed in Note 10—Convertible Senior Notes.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2020, and the condensed consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2020 and 2019, are unaudited. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of the liability and equity components of the convertible senior notes, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of property and equipment, content library and intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable, the standalone selling price (“SSP”) of performance obligations, the determination of the period of benefit for deferred contract acquisition costs, certain accrued expenses, including author fees, and the discount rate used for operating leases. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2020, except as noted below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The allowance for credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU also amends the impairment model for available-for-sale debt securities and requires any credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down, with changes presented through earnings. The Company adopted the standard effective January 1, 2020 using the modified retrospective approach. The effect of the adoption was not material to the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company adopted the standard prospectively effective January 1, 2020. As a result of the adoption, the Company capitalizes certain implementation costs that were previously expensed as incurred. These costs will be amortized to expense over the term of the hosting arrangement. The effect of adopting the standard was not material to the Company's condensed consolidated financial statements for the three months ended March 31, 2020.
Note 3. Revenue
Disaggregation of Revenue
Subscription revenue accounted for approximately 96% and 99% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended March 31,				Growth
	2020		2019		Rate
	Amount	%	Amount	%	%

United States	$58,166	63%	$43,581	63%	33%
Europe, Middle East and Africa(1)	25,972	28%	18,986	27%	37%
Other foreign locations	8,508	9%	7,050	10%	21%
Total revenue	$92,646	100%	$69,617	100%

(1)
Revenue from the United Kingdom represented 12% and 11% of revenue for the three months ended March 31, 2020 and 2019, respectively. No other foreign country accounted for 10% or more of revenue during the three months ended March 31, 2020 and 2019 .

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019

Business customers	$81,291	$58,567
Individual customers	11,355	11,050
Total revenue	$92,646	$69,617

Contract Balances
Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $0.9 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.
Deferred revenue consists of contract liabilities and includes payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $80.3 million and $58.6 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $308.4 million. The Company expects to recognize 76% of the transaction price over the next 12 months.
Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Three Months Ended March 31,
	2020	2019

Beginning balance	$24,313	$20,212
Capitalization of contract acquisition costs	5,871	5,851
Amortization of deferred contract acquisition costs	(6,451)	(5,867)
Ending balance	$23,733	$20,196

Note 4. Cash Equivalents and Investments
Cash equivalents, short-term investments, and long-term investments consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$72,737	$—	$—	$72,737
Commercial paper	998	—	—	998
Corporate notes and obligations	1,981	—	(1)	1,980
Total cash equivalents	$75,716	$—	$(1)	$75,715
Short-term investments
Commercial paper	$36,801	$—	$—	$36,801
U.S. treasury securities	139,636	334	—	139,970
Corporate notes and obligations	135,100	95	(282)	134,913
Total short-term investments	$311,537	$429	$(282)	$311,684
Restricted cash equivalents
Money market funds	$23,897	$—	$—	$23,897
Long-term investments
Corporate notes and obligations	$107,694	$123	$(1,510)	$106,307
U.S. agency obligations	18,954	14	(5)	18,963
Certificates of deposit	944	—	—	944
Total long-term investments	$127,592	$137	$(1,515)	$126,214

Total cash equivalents, restricted cash equivalents, and investments	$538,742	$566	$(1,798)	$537,510

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$67,076	$—	$—	$67,076
Short-term investments
Commercial paper	$33,627	$—	$—	$33,627
U.S. treasury securities	149,353	53	—	149,406
Corporate notes and obligations	148,993	215	(7)	149,201
Total short-term investments	$331,973	$268	$(7)	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$78,353	$121	$(46)	$78,428
U.S. agency obligations	26,436	1	(4)	26,433
Certificates of deposit	944	—	—	944
Total long-term investments	$105,733	$122	$(50)	$105,805

Total cash equivalents, restricted cash equivalents, and investments	$533,153	$390	$(57)	$533,486

The amortized cost and fair value of the Company's investments based on their stated maturities consisted of the following as of March 31, 2020 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$311,537	$311,684
Due between one and two years	127,592	126,214
Total investments	$439,129	$437,898

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any declines in fair value are the result of credit losses. The Company evaluates, among other factors, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that the unrealized losses were primarily related to investments in corporate notes and obligations, and were due to increases in credit spreads and temporary declines in liquidity for the asset class that were not specific to the underlying issuer of the investments. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell its investments before the recovery of the amortized cost basis. As a result of this evaluation, no credit losses were recorded for investments as of March 31, 2020. The investments with unrealized loss positions have been in an unrealized loss position for less than 12 months.
Note 5. Fair Value Measurements
The Company measures and records certain financial assets at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and investments in available-for-sale debt securities. The following three levels of inputs are used to measure the fair value of financial instruments:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$72,737	$—	$—	$72,737
Commercial paper	—	998	—	998
Corporate notes and obligations	—	1,980	—	1,980
Total cash equivalents	$72,737	$2,978	$—	$75,715
Short-term investments
Commercial paper	$—	$36,801	$—	$36,801
U.S. treasury securities	—	139,970	—	139,970
Corporate notes and obligations	—	134,913	—	134,913
Total short-term investments	$—	$311,684	$—	$311,684
Restricted cash equivalents
Money market funds	$23,897	$—	$—	$23,897
Long-term investments
Corporate notes and obligations	$—	$106,307	$—	$106,307
U.S. agency obligations	—	18,963	—	18,963
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$126,214	$—	$126,214

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$62,085	$4,991	$—	$67,076
Short-term investments
Commercial paper	$—	$33,627	$—	$33,627
U.S. treasury securities	—	149,406	—	149,406
Corporate notes and obligations	—	149,201	—	149,201
Total short-term investments	$—	$332,234	$—	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$—	$78,428	$—	$78,428
U.S. agency obligations	—	26,433	—	26,433
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$105,805	$—	$105,805
Convertible Senior Notes
As of March 31, 2020, the estimated fair value of the Company's convertible senior notes, with aggregate principal totaling $593.5 million, was $442.2 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's condensed consolidated balance sheet. Refer to Note 10—Convertible Senior Notes for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Prepaid expenses	$11,485	$11,469
Other current assets	2,472	2,705
Prepaid expenses and other current assets	$13,957	$14,174

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Accrued compensation	$17,287	$23,310
Accrued income and other taxes payable	6,241	7,116
Accrued other current liabilities	12,067	10,277
Accrued expenses	$35,595	$40,703

Note 7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Computer equipment	$9,690	$9,047
Software	2,354	2,047
Capitalized internal-use software costs	24,802	23,021
Furniture and fixtures	5,956	5,826
Leasehold improvements	9,896	9,871
Construction in progress	16,689	4,427
Total property and equipment	69,387	54,239
Less: Accumulated depreciation	(33,986)	(31,343)
Property and equipment, net	$35,401	$22,896

Depreciation expense totaled $2.6 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.
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

Three Months Ended March 31, 2019

Revenue	$72,269
Net loss	(37,464)
Net loss per share, basic and diluted	$(0.28)

Note 9. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,788	$47
Course creation costs	19,012	9,282	9,730
Total	$51,847	$42,070	$9,777
Intangible assets:
Technology	$28,500	$7,962	$20,538
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,929	621
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$11,483	$21,204

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,780	$55
Course creation costs	17,717	8,814	8,903
Total	$50,552	$41,594	$8,958
Intangible assets:
Technology	$28,500	$6,585	$21,915
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,879	671
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$10,056	$22,631

Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively Amortization expense of course creation costs was $0.8 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
Based on the recorded intangible assets at March 31, 2020, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization

2020 (remaining nine months)	6,417
2021	8,094
2022	7,228
2023	6,562
2024	2,593
2025	42
Total	$30,936

Note 10. Convertible Senior Notes
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

•
During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day; or

•
Upon the occurrence of specified corporate events described in the Indenture. These events include a change in control transaction, or a recapitalization, liquidation, or delisiting of the Company's Class A common stock.

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
During the three months ended March 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
In September 2019, Pluralsight, Inc. repurchased a total of $40.0 million in aggregate principal of its Notes for approximately $35.0 million in cash. The Company first allocated the cash paid to repurchase the Notes to the liability component based on the estimated fair value of that component immediately prior to the extinguishment. The difference between the fair value of the liability component and the carrying value of the repurchased Notes resulted in a loss on debt extinguishment of $1.0 million. The remaining consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and recorded as a reduction of stockholders' equity.
The net carrying value of the liability component of the Notes was as follows (in thousands):

March 31, 2020

Principal	$593,500
Less: Unamortized debt discount	(106,746)
Less: Unamortized issuance costs	(9,935)
Net carrying amount	$476,819

The net carrying value of the equity component of the Notes was as follows (in thousands):

March 31, 2020

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)
Net carrying amount	$134,068
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Contractual interest expense	$556	$132
Amortization of debt issuance costs and discount	6,591	1,545
Total	$7,147	$1,677

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
In connection with the repurchase of the convertible senior notes in September 2019, the Company terminated a portion of its existing Capped Calls that cover 1,032,092 shares of the Company's Class A common stock, which corresponds to the number of shares underlying the principal amount of Notes that were repurchased. The Company received proceeds of $1.3 million in connection with the portion of the Capped Calls that were terminated in September 2019.
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
Note 11. Leases
The Company leases office space under non-cancellable operating leases with lease terms expiring between 2020 and 2024. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Three Months Ended March 31,
	2020	2019

Operating lease expense	$1,800	$1,460
Variable lease expense	173	60
Short-term lease expense	271	17
Total lease expense	$2,244	$1,537

Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 and 2019 was $1.7 million and $1.3 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of March 31, 2020, the maturities of the Company's operating lease liabilities were as follows (in thousands):

Year Ending December 31,

2020 (remaining nine months)	$4,602
2021	3,786
2022	3,598
2023	3,012
2024	2,119
Total lease payments	17,117
Less: Imputed interest	(2,527)
Lease liabilities	$14,590

As of March 31, 2020, the weighted average remaining lease term is 3.8 years and the weighted average discount rate used to determine operating lease liabilities was 5.6%.
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of between one and three years. Sublease income, which is recorded within other income, was $0.1 million during the three months ended March 31, 2020 and 2019.
In August 2018, the Company entered into a non-cancellable lease agreement to rent office space for the Company's future headquarters to be constructed in Draper, Utah for a period of 15 years beginning on the earlier to occur of the date that the Company opens for business in the leased premises or the commencement date of June 24, 2020 (which date may be extended by construction delays). The Company will pay basic annual rent in monthly installments beginning on the rent commencement date. The annual rent amount will be determined based on the cost of construction of the premises. Based on the current estimate of the cost of construction, the basic rent amount for the first year is expected to be $7.9 million and excludes maintenance, insurance, taxes and other variable costs. The annual rent amount will increase by two percent each year following the rent commencement date. In the event the costs incurred by the landlord exceed the agreed upon cost of construction of $90.0 million, the landlord may elect to pay such amounts and add such amounts to the cost of construction and increase the basic rent amount or require the Company to pay such amounts. The landlord has agreed to an abatement of basic rent payments at the commencement of the initial lease term of up to approximately $3.2 million. As of March 31, 2020, the lease has not yet commenced and is excluded from the table above.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash and cash equivalents on the condensed consolidated balance sheets. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of March 31, 2020 and December 31, 2019, the Company recorded a deposit of $7.2 million and $11.6 million, respectively, into restricted cash and cash equivalents on its condensed consolidated balance sheet for use in constructing tenant improvements in connection with the Draper headquarters.

Note 12. Commitments and Contingencies
Letters of Credit
As of March 31, 2020 and December 31, 2019, the Company had a total of $2.1 million in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $1.2 million and $1.3 million of the Company’s cash, as of March 31, 2020 and December 31, 2019, respectively, which is reflected as restricted cash and cash equivalents on the condensed consolidated balance sheets.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company's commitments and contingencies, as disclosed in the Annual Report.
Legal Proceedings
In August 2019, a class action complaint was filed by a stockholder of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company's officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah and in March 2020, a lead plaintiff was appointed. An amended complaint is due to be filed by June 3, 2020.
The Company believes this suit is without merit and intends to defend it vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
In March 2020, a derivative lawsuit was filed by a shareholder in the United States District Court for the District of Delaware as an outgrowth of the aforementioned class action. It includes as defendants certain of the Company’s officers and the Board of Directors, alleging violations of fiduciary duties to the Company. The Company is named as a nominal defendant. No response to the compliant has yet been filed.
The Company is involved in other legal proceedings from time to time arising in the normal course of business. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. Management believes that the outcome of these proceedings will not have a material impact on the Company’s financial condition, results of operations, or liquidity.
Warranties and Indemnification
The performance of the Company’s cloud-based technology skills platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable. The Company’s contractual arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. In addition, the Company has some contractual arrangements with provisions for indemnifying customers against liabilities in the case of breaches of the Company’s platform or the other systems or networks used in the Company’s business, including those of vendors, contractors, or others with which the Company has strategic relationships. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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
Note 13. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the economic interests of the LLC Units held by other members of Pluralsight Holdings. During the three months ended March 31, 2020, the adjustments to the non-controlling interests were primarily related to equity-based compensation and the settlement of equity-based awards. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of March 31, 2020, the non-controlling interests of Pluralsight Holdings owned 25.5% of the outstanding LLC Units, with the remaining 74.5% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	March 31, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	105,459,701	74.5%	104,083,271	74.3%
LLC Units owned by the Continuing Members(1)	36,152,429	25.5%	35,936,804	25.7%
	141,612,130	100.0%	140,020,075	100.0%

(1)	Excludes 1,231,044 and 1,543,813 LLC Units still subject to time-based vesting requirements as of March 31, 2020 and December 31, 2019, respectively
Note 14. Equity-Based Compensation
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In connection with the IPO, the 2017 Plan was terminated. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan administrator. The number of shares available under the 2018 Plan also includes shares under the 2017 Plan that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations. As of March 31, 2020, a total of 20,404,161 shares were available for issuance under the 2018 Plan.
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
The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2019	4,361,718	$14.55
Granted	—	—
Exercised	(57,749)	12.11
Forfeited or cancelled	(10,843)	4.45
Outstanding as of March 31, 2020	4,293,126	$14.61	8.1	$1.2
Vested and exercisable as of March 31, 2020	3,104,307	$14.84	8.1	$0.3

The total intrinsic value of options exercised during the three months ended March 31, 2020 was $0.4 million. As of March 31, 2020, the total unrecognized equity-based compensation costs related to the stock options was $4.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
RSUs
The Company has granted RSUs to employees under the 2018 Plan and previously under the 2017 Plan. RSUs represent the right to receive shares of Pluralsight Inc.’s Class A common stock at a specified future date. Restricted share units of Pluralsight Holdings under the 2017 Plan are subject to both a service condition and a liquidity condition, whereas RSUs under the 2018 Plan are generally subject to service conditions only. The service conditions are generally satisfied over four years, whereby 25% of the share units satisfy this condition on the first anniversary of the grant date and then ratably on a quarterly basis thereafter through the end of the vesting period. The liquidity condition for RSUs granted under the 2017 Plan is deemed a performance condition and was satisfied upon the expiration of the lock-up period following the IPO. RSUs with both performance and service conditions, including shares issued under the 2017 Plan, are recognized using the accelerated attribution method. RSUs issued under the 2018 Plan are primarily subject to service conditions only and are recognized over the remaining requisite service period using the straight-line attribution method.
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
The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the three months ended March 31, 2020 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2019	7,672,038	$22.71
Granted	5,604,865	19.69
Forfeited or cancelled	(284,697)	20.80
Vested	(1,157,244)	25.45
Balance at March 31, 2020	11,834,962	$21.06

Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2019	1,312,500	$8.24
Vested	(187,500)	8.24
Balance at March 31, 2020	1,125,000	$8.24

As of March 31, 2020, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $212.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.’s Board of Directors adopted the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator. As of March 31, 2020, the total number of shares available for issuance under the ESPP was 5,016,379.
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
As of March 31, 2020, a total of 1,216,623 shares were issuable to employees based on contribution elections made under the ESPP. As of March 31, 2020, total unrecognized equity-based compensation costs was $6.7 million, which is expected to be recognized over a weighted-average period of 1.0 year.

ESPP employee payroll contributions accrued at March 31, 2020 and December 31, 2019 totaled $5.8 million and $1.6 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period.
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
The activity of unvested LLC Units during the three months ended March 31, 2020 was as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2019	1,543,813	$8.72
Vested	(312,769)	8.78
Unvested LLC Units outstanding—March 31, 2020	1,231,044	$8.71

As of March 31, 2020, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $8.6 million, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of Class A common shares and LLC Units vested during the three months ended March 31, 2020 was $5.9 million.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019

Cost of revenue	$270	$84
Sales and marketing	9,522	6,276
Technology and content	6,336	3,710
General and administrative	9,450	10,198
Total equity-based compensation	$25,578	$20,268

Equity-based compensation costs capitalized as internal-use software was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
Note 15. Income Taxes
Pluralsight, Inc. is the sole managing member of Pluralsight Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Pluralsight Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Pluralsight Holdings is passed through to, and included in, the taxable income or loss of its members, including Pluralsight, Inc., on a pro rata basis, except as otherwise provided under Section 704 of the Internal Revenue Code. Pluralsight, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Pluralsight Holdings. The Company is also subject to taxes in foreign jurisdictions.
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

For the three months ended March 31, 2020 and 2019 the Company's estimated effective tax rate was (0.5)% and (0.8)%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests and the domestic valuation allowance.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which the Company operates. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be released in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is released.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units.
During the three months ended March 31, 2020, certain Continuing Members exchanged 201,240 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through March 31, 2020. The total unrecorded TRA liability as of March 31, 2020 is approximately $271.9 million.
Note 16. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019

Numerator:
Net loss	$(47,513)	$(33,884)
Less: Net loss attributable to non-controlling interests	(12,194)	(14,809)
Net loss attributable to Pluralsight, Inc.	$(35,319)	$(19,075)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	104,631	75,927
Net loss per share:
Net loss per share, basic and diluted	$(0.34)	$(0.25)

Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
During the three months ended March 31, 2020, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

The following table contains share/unit totals with a potentially dilutive impact (in thousands):

March 31, 2020

LLC Units held by Continuing Members	37,383
Stock options	4,293
RSUs of Pluralsight, Inc.	11,835
Restricted Share Units of Pluralsight Holdings	1,125
Purchase rights committed under the ESPP	1,217
Total	55,853

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
Note 17. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company's Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued approximately $0.1 million as of March 31, 2020 and December 31, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.4 million and $0.5 million has been paid under the arrangement during the three months ended March 31, 2020 and 2019, respectively.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a TRA with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units. As discussed in Note 15—Income Taxes, no amounts were paid or payable to Continuing Members under the TRA as it is more-likely-than-not that the Company’s tax benefits obtained from exchanges subject to the TRA will not be realized.

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
Our additions and improvements to our platform have enabled us to strengthen our relationships with our business customers and increase our revenue over time. We derive substantially all of our revenue from the sale of subscriptions to our platform. We sell subscriptions to our platform primarily to business customers through our direct sales team and our website. We also sell subscriptions to our skills development platform to individual customers directly through our website. In addition, small teams often represent the “top of the funnel” for larger deployments, bringing our technology into their workplaces and proliferating usage of our platform within their companies.
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
Recent Developments: COVID-19
On March 11, 2020 COVID-19 was characterized by the World Health Organization ("WHO") as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Responsive measures undertaken include shifting customer events to virtual-only experiences; temporarily closing our offices and implementing a mandatory work from home policy for our worldwide workforce; and banning all employee travel. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, vendors and stockholders. The effects of these operational modifications on our financial performance, including revenue, billings and results of operations are unknown and may not be realized until future reporting periods.
The duration and magnitude of the extent to which the COVID-19 pandemic impacts our business operations and overall financial performance is unknown at this time and will depend on certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus; the measures implemented or suggested by governing bodies, such as cities, counties, states, countries, and the WHO, to slow the spread of COVID-19 (for example, lockdowns, stay- or shelter- in-place orders, and social distancing); restrictions on travel; the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. The economic effects of the COVID-19 pandemic has financially constrained some of our prospective and existing customers' technology related spending and may cause our revenue and billings to decrease. As a result, we have made and may continue to make adjustments to our expenses and cash flow to correlate with potential declines in billings and cash collections from customers. These adjustments include restriction of all employee travel and other non-essential operating costs, and a temporary freeze on hiring. Our platform is provided under a subscription-based model, and as a result, the effect of the COVID-19 pandemic on our results of operations and financial condition may not be fully realized until future periods. The construction of our new headquarters in Draper, Utah has been delayed because of challenges obtaining necessary construction materials and supplies and reductions in the availability of construction workers as a result of the COVID-19 pandemic, which may disrupt future business operations. The ultimate financial impact and duration of these construction delays is difficult to assess at this time.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Billings	$90,278	$77,928
Billings from business customers	$80,472	$67,156
% of billings from business customers	89%	86%
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
As our billings continue to grow in absolute terms, our billings growth rate may decline over the long term as we achieve scale in our business. As we recognize revenue from subscription fees ratably over the term of the contract, due to the difference in timing of billings received and when we recognize revenue, changes to our billings and billings growth rates are not immediately reflected in our revenue and revenue growth rates.
During the three months ended March 31, 2020, our billings growth rate declined compared to prior results, primarily due to the global economic effects of the COVID-19 pandemic. As a result, we expect that the recent decline in our billings growth rate during the three months ended March 31, 2020, and any future declines in billings resulting from the COVID-19 pandemic, will reduce the growth rate of our revenue in future periods. Given the economic uncertainty and ongoing impact from COVID-19 pandemic, we cannot predict the impact on our billings growth rate in the foreseeable future.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of subscriptions to our platform. We also derive revenue from providing professional services, which generally consist of implementation, integration, or consulting services. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably as revenue over the subscription period. Subscription terms generally range from one year to three years for business customers and one month to one year for individual customers, and begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed to multi-year agreements. Subscriptions that allow the customer to take software on-premise without significant penalty are recognized at a point in time when the software is made available to the customer.

Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author fees, amortization of our content library, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, and employee-related costs, including equity-based compensation associated with our customer support and professional services organizations.
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
We expect that our operating expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. We expect operating expenses to decrease as a percentage of revenue over the long term.
Due to the effects of the COVID-19 pandemic, we have taken measures to reduce operating expenses, including delaying planned hiring activities and curtailing discretionary spending. In addition, the restrictions resulting from the pandemic will reduce travel expenses and the costs associated with our customer events, which are transitioning to virtual-only experiences in the near term.
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

Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Revenue	$92,646	$69,617
Cost of revenue(1)(2)	19,008	16,712
Gross profit	73,638	52,905
Operating expenses(1)(2):
Sales and marketing	62,415	44,171
Technology and content	30,144	20,271
General and administrative	23,371	22,191
Total operating expenses	115,930	86,633
Loss from operations	(42,292)	(33,728)
Other income (expense):
Interest expense	(7,149)	(1,678)
Other income, net	2,170	1,676
Loss before income taxes	(47,271)	(33,730)
Provision for income taxes	(242)	(154)
Net loss	$(47,513)	$(33,884)

(1)	Includes equity-based compensation as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$270	$84
Sales and marketing	9,522	6,276
Technology and content	6,336	3,710
General and administrative	9,450	10,198
Total equity-based compensation	$25,578	$20,268

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$1,209	$525
Sales and marketing	50	—
Technology and content	176	177
Total amortization of acquired intangible assets	$1,435	$702

	Three Months Ended March 31,
	2020	2019

Revenue	100%	100%
Cost of revenue	21	24
Gross profit	79	76
Operating expenses:
Sales and marketing	67	63
Technology and content	33	29
General and administrative	25	32
Total operating expenses	125	124
Loss from operations	(46)	(48)
Other income (expense):
Interest expense	(8)	(2)
Other income, net	2	2
Loss before income taxes	(52)	(48)
Provision for income taxes	—	—
Net loss	(52)%	(48)%
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$92,646	$69,617	$23,029	33%
Revenue was $92.6 million for the three months ended March 31, 2020, compared to $69.6 million for the three months ended March 31, 2019, an increase of $23.0 million, or 33%. The increase in revenue was primarily due to a $22.7 million, or 39%, increase in revenue from business customers, driven by a net increase of 617 business customers from 17,213 business customers as of March 31, 2019 to 17,830 business customers as of March 31, 2020, as well as increased sales to our existing business customers.
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$19,008	$16,712	$2,296	14%
Gross profit	73,638	52,905	20,733	39%
Cost of revenue was $19.0 million for the three months ended March 31, 2020, compared to $16.7 million for the three months ended March 31, 2019, an increase of $2.3 million, or 14%. The increase in cost of revenue was primarily due to an increase of $0.9 million in author fees, an increase of $0.9 million in amortization of acquired intangible assets and course creation costs, and an increase of $0.9 million in employee compensation costs, including $0.2 million in equity-based compensation expense, as we added headcount to support our growth.
Gross profit was $73.6 million for the three months ended March 31, 2020, compared to $52.9 million for the three months ended March 31, 2019, an increase of $20.7 million, or 39%. The increase in gross profit was the result of the increase in our revenue during the three months ended March 31, 2020. Gross margin increased from 76% for the three months ended March 31, 2019 to 79% for the three months ended March 31, 2020 due to a decrease in author fees as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$62,415	$44,171	$18,244	41%
Technology and content	30,144	20,271	9,873	49%
General and administrative	23,371	22,191	1,180	5%
Total operating expenses	$115,930	$86,633	$29,297	34%
Sales and Marketing
Sales and marketing expenses were $62.4 million for the three months ended March 31, 2020, compared to $44.2 million for the three months ended March 31, 2019, an increase of $18.2 million, or 41%. The increase was primarily due to an increase of $14.0 million in employee compensation costs, including $3.2 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $1.7 million related to allocated overhead costs and an increase of $1.2 million due to additional travel expenses, primarily driven by our headcount growth. Additionally, we had an an increase of $0.9 million in marketing and events.
Technology and Content
Technology and content expenses were $30.1 million for the three months ended March 31, 2020, compared to $20.3 million for the three months ended March 31, 2019, an increase of $9.9 million, or 49%. The increase was due to an increase of $10.1 million in employee compensation costs, including $2.6 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by an increase of $0.5 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $23.4 million for the three months ended March 31, 2020, compared to $22.2 million for the three months ended March 31, 2019, an increase of $1.2 million, or 5%. The increase was primarily due to an increase of $2.9 million in employee compensation costs and $0.7 million related to overhead costs, as we added headcount to support our growth. These increases were offset by $0.9 million related to costs associated with a secondary offering in March 2019, a decrease of $0.7 million in equity-based compensation, and a decrease of $0.4 million in professional services fees.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(7,149)	$(1,678)	$(5,471)	326%
Other income, net	2,170	1,676	494	29%
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
Non-GAAP Financial Measures

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Non-GAAP gross profit	$75,134	$53,517
Non-GAAP gross margin	81%	77%
Non-GAAP operating loss	$(13,901)	$(10,396)
Free cash flow	$2,721	$2,466

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
Non-GAAP Operating Loss
Non-GAAP operating loss is a non-GAAP financial measure that we define as loss from operations plus equity-based compensation, amortization of acquired intangible assets, employer payroll taxes on employee stock transactions, and, as applicable, other special items such as acquisition related costs and secondary offering costs. We believe non-GAAP operating loss provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe non-GAAP operating loss is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
See the section below titled “—Reconciliation of Non-GAAP Financial Measures” for information regarding the limitations of using our non-GAAP operating loss as a financial measure and for a reconciliation of our non-GAAP operating loss to loss from operations, the most directly comparable financial measure calculated in accordance with GAAP.
Free Cash Flow
We define free cash flow as net cash provided by operating activities less purchases of property and equipment and purchases of our content library and other intangible assets. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital.
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

The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Gross profit	$73,638	$52,905
Equity-based compensation	270	84
Amortization of acquired intangible assets	1,209	525
Employer payroll taxes on employee stock transactions	17	3
Non-GAAP gross profit	$75,134	$53,517
Gross margin	79%	76%
Non-GAAP gross margin	81%	77%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Loss from operations	$(42,292)	$(33,728)
Equity-based compensation	25,578	20,268
Amortization of acquired intangible assets	1,435	702
Employer payroll taxes on employee stock transactions	1,378	1,444
Secondary offering costs	—	918
Non-GAAP operating loss	$(13,901)	$(10,396)
The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$18,295	$5,536
Less: Purchases of property and equipment	(13,894)	(2,133)
Less: Purchases of content library	(1,680)	(937)
Free cash flow	$2,721	$2,466
Liquidity and Capital Resources
As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents, restricted cash and cash equivalents, and investments totaling $556.8 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities.
We believe our existing cash, cash equivalents, restricted cash and cash equivalents, and investments, as well as our projected cash flows from operations, will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support the expansion of sales and marketing activities, technology and content efforts, the continuing market acceptance of our platform, future acquisitions, and the economic effects of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected.
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
The following table shows cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$18,295	$5,536
Net cash used in investing activities	(16,901)	(3,070)
Net cash (used in) provided by financing activities	(1,651)	550,852
Effect of exchange rate change on cash, cash equivalents, and restricted cash and cash equivalents	(267)	26
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(524)	$553,344
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2020 of $18.3 million was primarily due to a net loss of $47.5 million, partially offset by equity-based compensation of $25.6 million, a favorable change in operating assets and liabilities of $22.1 million, amortization of debt discount and issuance costs of $6.6 million, amortization of deferred contract acquisition costs of $6.5 million, depreciation of property and equipment of $2.6 million, and amortization of acquired intangible assets of $1.4 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $39.2 million, and a decrease in right-of-use assets of $1.5 million, partially offset by a decrease in accrued expenses and other liabilities of $6.3 million, an increase in deferred contract acquisition costs of $5.9 million, a decrease in accounts payable of $2.5 million, a decrease in deferred revenue of $2.2 million, and a decrease in lease liabilities of $1.9 million.
Cash provided by operating activities for the three months ended March 31, 2019 of $5.5 million was primarily due to a net loss of $33.9 million, offset by equity-based compensation of $20.3 million, a favorable change in operating assets and liabilities of $8.2 million, amortization of deferred contract acquisition costs of $5.9 million, depreciation of property and equipment of $2.2 million, amortization of debt discount and debt issuance costs of $1.5 million, amortization of acquired intangible assets of $0.7 million, and amortization of course creation costs of $0.6 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $11.4 million, an increase in the deferred revenue balance of $8.3 million, a decrease in right-of-use assets of $1.3 million, an increase in accounts payable of $1.0 million, and an increase in accrued author fees of $0.7 million, partially offset by an increase in deferred contract acquisition costs of $5.9 million, a decrease in accrued expenses and other liabilities of $5.2 million, an increase in prepaid expenses and other assets of $1.8 million, and a decrease in lease liabilities of $1.7 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2020 of $16.9 million was primarily due to purchases of property and equipment of $13.9 million and purchases of our content library of $1.7 million. In addition, we had purchases of investments of $161.9 million, partially offset by proceeds from maturities of short-term investments of $160.5 million.
Cash used in investing activities for the three months ended March 31, 2019 of $3.1 million related to purchases of property and equipment of $2.1 million and purchases of our content library of $0.9 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2020 of $1.7 million was due to taxes paid related to net share settlement of $2.4 million, partially offset by proceeds from the issuance of common stock from employee equity plans of $0.7 million.
Cash provided by financing activities for the three months ended March 31, 2019 of $550.9 million was due to net proceeds from the issuance of the Notes of $617.7 million and proceeds from the issuance of common stock from employee equity plans of $2.6 million, partially offset by the purchase of the Capped Calls of $69.4 million.

Commitments and Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report. Refer to "Note 10—Convertible Senior Notes" and "Note 12—Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2020, and December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company's significant accounting policies are discussed in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in our Annual Report. There have been no significant changes to these policies for the three months ended March 31, 2020, except as noted in "Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2020, we had cash, cash equivalents, restricted cash and cash equivalents, and investments of $556.8 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

As of March 31, 2020, we had $593.5 million in aggregate principal amount of Notes outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in our Annual Report, which section is incorporated herein by reference. The following risk factors supplement and should be read in conjunction with those risk factors referenced above.
The impact of the COVID-19 pandemic has and may continue to materially adversely affect our stock price, business operations, and overall financial performance.
Since December 2019, when COVID-19 was first reported in China, it has spread globally and the WHO declared it as a pandemic in March 2020. This pandemic has and may continue to adversely affect worldwide economic activity, business operations, and financial markets. The duration and magnitude of the extent to which the COVID-19 pandemic impacts our stock price, business operations, and overall financial performance is unknown at this time and will depend on certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus; the measures implemented or suggested by governing bodies, such as cities, counties, states, countries, and the WHO, to slow the spread of COVID-19 (for example, lockdowns, stay- or shelter- in-place orders, and social distancing); restrictions on travel; the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. If we are not able to sufficiently manage and effectively respond to the impact the of COVID-19 outbreak, our business will be harmed.
Among the precautionary measures and operational modifications we have undertaken in response to the COVID-19 pandemic are the following: converting customer events, such as Pluralsight LIVE Europe, to virtual-only experiences; temporarily closing our offices and implementing a mandatory worldwide work from home policy; banning all employee travel; eliminating discretionary spending; and limiting the hiring of additional personnel. In addition, we may deem it advisable to alter, postpone, convert to virtual-only or cancel entirely future in-person customer, employee or industry events. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by local, state or federal authorities or that we determine are in the best interests of our personnel, customers, vendors and stockholders. Whether these measures will negatively affect our sales and marketing efforts, sales cycles, personnel productivity, or customer retention, any of which could harm our financial performance and business operations, is indeterminable at this time.
Technology spending by our customers or prospective customers has been and may continue to be impacted by conditions presented by the COVID-19 pandemic. These conditions have and may continue to cause them to reduce or delay their purchasing decisions, limit their ability to purchase our offerings, reduce their ability to provide payment under existing contracts, decrease our customer retention, or delay our ability to provision our products and services, all of which could adversely affect our results of operations, future sales, and overall financial performance. Further, travel restrictions and our work from home mandate as a result of the COVID-19 pandemic hinders our ability to interact with our prospective and existing customers in-person and host conferences and events in-person, which may impact sales of our products and services, decrease customer satisfaction and the effectiveness of our support activities, extend sales cycles and increase attrition rates.
The conditions presented by the COVID-19 pandemic may affect provisioning of goods and services by our suppliers and vendors, including Amazon Web Services and internet service providers. For example, the COVID-19 pandemic could cause some of our third-party providers to shut down their business, experience security incidents that impact our business, delay performance or delivery of goods and services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. In addition, the COVID-19 pandemic has resulted in more personnel working from home and conducting work via the internet and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our personnel’s access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our offerings, decrease the productivity of our workforce, and significantly harm our business operations, financial performance and results of operations.
Our platform and the other systems or networks used in our business have experienced and may continue experiencing an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to personnel working remotely using their household or personal internet networks and leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. Although we retain errors and omissions insurance coverage for certain security and privacy damages and claim expenses, this coverage may be insufficient to compensate us for all liabilities that we may incur as a result of any actual or potential security breach, and we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. One or more claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
In the event a significant number of our employees, authors, or members of our key personnel become unavailable due to the COVID-19 outbreak, our business could be harmed, employee morale and cohesion could suffer, and our financial performance could be materially negatively impacted. Further, preservation of our company culture, efforts to collaborate, and the productivity of personnel could be compromised by the physical distance and lack of in-person interaction created by social distancing, shelter- or stay-in-place orders, travel restrictions, our global work from home mandate, and other measures responsive to the COVID-19 pandemic, which could harm our business.
As a result of the COVID-19 pandemic, the construction of our new headquarters in Draper, Utah has suffered and may continue to suffer delays because of challenges obtaining necessary construction materials and supplies and reductions in the availability of construction workers, which may disrupt our business operations in the future and delay the relocation of our headquarters. The ultimate financial impact and duration of these construction delays is unknown and difficult to assess at this time.
The COVID-19 pandemic has and may continue to materially adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could further decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. In the event financial markets continue to worsen from impacts of the COVID-19 outbreak, investments in some financial instruments may pose risks arising from credit and market liquidity concerns. The long-term effects to the global securities markets of pandemics and other public health crises, including the ongoing COVID-19 pandemic, are difficult to estimate or predict. Concerns regarding the economic impact of the COVID-19 outbreak has caused extreme volatility in financial and other capital markets throughout the world, which has and may continue to materially adversely impact our stock price. Further, such volatility in the global capital markets could increase the cost of capital and could adversely impact our access to capital.
The global COVID-19 outbreak and its impacts on our business are unknown and difficult to predict. If our plans to ensure our business functions continue to operate effectively during and after this pandemic are unsuccessful or inadequate, our business, results of operations, financial condition, and stock price could be harmed.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and occupy a significant amount of our management’s time and attention.
From time to time, we are subject to litigation or claims, including securities class actions and shareholder derivative lawsuits, which are typically expensive to defend. Resolving, disputing and litigating legal claims could cause us to incur unforeseen expenses and occupy a significant amount of management’s time and attention, which could negatively affect our business operations and financial condition. For example, a class action complaint was filed in August 2019 by a stockholder in the U.S. District Court for the Southern District of New York against us and some of our officers alleging violation of securities laws and seeking unspecified damages. The action was transferred to the U.S. District Court for the District of Utah in October 2019. We believe this lawsuit is without merit and intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable. While we have insurance for this class action and other types of claims, there is no assurance that our available insurance will be sufficient to cover these claims. For more information, please see Note 12 to our financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PLURALSIGHT, INC.

		By:	/s/ Aaron Skonnard
Date:	April 29, 2020		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

		By:	/s/ James Budge
Date:	April 29, 2020		James Budge Chief Financial Officer