Form 10-Q
period 2020-06-30
Pluralsight, Inc.
filed 2020-07-29
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2020, the registrant had 144,465,880 shares of common stock outstanding, consisting of 111,924,698 shares of Class A common stock, 19,349,269 shares of Class B common stock, and 13,191,913 shares of Class C common stock.

PLURALSIGHT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Pluralsight,” “we,” “us,” “our,” “the Company,” and similar references refer to Pluralsight, Inc. and its consolidated subsidiaries, including Pluralsight Holdings, LLC, or Pluralsight Holdings.
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers and retain and expand our relationships with existing customers;

•	our ability to expand our course library and develop new platform features;

•	our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, cash provided by (used in) operating activities, and free cash flow;

•	the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations of the impact the novel coronavirus strain named SARS-CoV-2, abbreviated as COVID-19, pandemic may have on our business;

•	our ability to maintain operations and implement effective measures in response to the COVID-19 pandemic;

•	our expectations and management of future growth;

•	our ability to enter new markets and manage our expansion efforts, particularly internationally;

•	our ability to attract and retain key employees and qualified technical and sales personnel;

•	our ability to effectively and efficiently protect our brand;

•	our ability to timely scale and adapt our infrastructure;

•	our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•	our ability to successfully defend ourselves in legal proceedings;

•
the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings; and

•	our ability to satisfy our obligations under the convertible senior notes.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission, or the SEC, under the Exchange Act. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Such risks and uncertainties include the impact of the spread of COVID-19. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements and you should not place undue reliance on our forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$87,982	$90,515
Short-term investments	318,483	332,234
Accounts receivable, net of allowances of $5,370 and $3,465 as of June 30, 2020 and December 31, 2019, respectively	61,578	101,576
Deferred contract acquisition costs	17,745	18,331
Prepaid expenses and other current assets	14,764	14,174
Total current assets	500,552	556,830
Restricted cash and cash equivalents	21,622	28,916
Long-term investments	122,224	105,805
Property and equipment, net	60,788	22,896
Right-of-use assets	62,982	15,804
Content library, net	11,017	8,958
Intangible assets, net	19,787	22,631
Goodwill	262,532	262,532
Deferred contract acquisition costs, noncurrent	7,164	5,982
Other assets	1,709	1,599
Total assets	$1,070,377	$1,031,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,985	$10,615
Accrued expenses	38,950	40,703
Accrued author fees	11,711	11,694
Lease liabilities	7,752	5,752
Deferred revenue	207,575	215,137
Total current liabilities	271,973	283,901
Deferred revenue, noncurrent	18,813	19,517
Convertible senior notes, net	483,503	470,228
Lease liabilities, noncurrent	76,340	11,167
Other liabilities	70	980
Total liabilities	850,699	785,793
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 111,875,235 and 104,083,271 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	11	10
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 19,366,038 and 23,211,418 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 13,191,913 and 14,269,199 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	693,768	641,128
Accumulated other comprehensive income	1,154	225
Accumulated deficit	(523,629)	(458,381)
Total stockholders’ equity attributable to Pluralsight, Inc.	171,307	182,985
Non-controlling interests	48,371	63,175
Total stockholders’ equity	219,678	246,160
Total liabilities and stockholders’ equity	$1,070,377	$1,031,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$94,765	$75,862	$187,411	$145,479
Cost of revenue	19,717	17,803	38,725	34,515
Gross profit	75,048	58,059	148,686	110,964
Operating expenses:
Sales and marketing	57,759	50,046	120,174	94,217
Technology and content	29,514	24,819	59,658	45,090
General and administrative	22,996	20,575	46,367	42,766
Total operating expenses	110,269	95,440	226,199	182,073
Loss from operations	(35,221)	(37,381)	(77,513)	(71,109)
Other income (expense):
Interest expense	(7,241)	(7,346)	(14,390)	(9,024)
Other income, net	2,267	4,106	4,437	5,782
Loss before income taxes	(40,195)	(40,621)	(87,466)	(74,351)
Income tax benefit (expense)	465	(143)	223	(297)
Net loss	$(39,730)	$(40,764)	$(87,243)	$(74,648)
Less: Net loss attributable to non-controlling interests	(9,801)	(11,637)	(21,995)	(26,446)
Net loss attributable to Pluralsight, Inc.	$(29,929)	$(29,127)	$(65,248)	$(48,202)
Net loss per share, basic and diluted	$(0.28)	$(0.30)	$(0.62)	$(0.56)
Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share	107,153	97,608	105,899	86,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(39,730)	$(40,764)	$(87,243)	$(74,648)
Other comprehensive income (loss):
Unrealized gains on investments	2,954	379	1,389	379
Foreign currency translation gains (losses), net	73	(7)	(149)	11
Comprehensive loss	$(36,703)	$(40,392)	$(86,003)	$(74,258)
Less: Comprehensive loss attributable to non-controlling interests	(9,030)	(11,533)	(21,684)	(26,334)
Comprehensive loss attributable to Pluralsight, Inc.	$(27,673)	$(28,859)	$(64,319)	$(47,924)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)
Three Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2020	105,459,701	$11	23,010,178	$2	14,373,295	$1	$659,480	$(1,102)	$(493,700)	$56,458	$221,150
Effect of exchanges of LLC Units	4,929,959	—	(3,644,140)	—	(1,285,819)	—	7,699	—	—	(7,699)	—
Issuance of common stock under employee stock purchase plan	629,927	—	—	—	—	—	8,348	—	—	—	8,348
Vesting of restricted stock units	719,556	—	—	—	104,437	—	—	—	—	—	—
Exercise of common stock options	136,092	—	—	—	—	—	1,831	—	—	—	1,831
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	(1,523)	—	—	—	(1,523)
Equity-based compensation	—	—	—	—	—	—	26,575	—	—	—	26,575
Adjustments to non-controlling interests	—	—	—	—	—	—	(8,642)	—	—	8,642	—
Other comprehensive income	—	—	—	—	—	—	—	2,256	—	771	3,027
Net loss	—	—	—	—	—	—	—	—	(29,929)	(9,801)	(39,730)
Balance at June 30, 2020	111,875,235	$11	19,366,038	$2	13,191,913	$1	$693,768	$1,154	$(523,629)	$48,371	$219,678

Three Months Ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at March 31, 2019	95,096,979	$10	29,071,789	$3	14,162,311	$1	$565,095	$(31)	$(364,798)	$85,281	$285,561
Effect of exchanges of LLC Units	4,469,843	—	(4,390,283)	(1)	(79,560)	—	9,425	—	—	(9,424)	—
Issuance of common stock under employee stock purchase plan	622,639	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	654,796	—	—	—	104,105	—	—	—	—	—	—
Exercise of common stock options	252,215	—	—	—	—	—	3,753	—	—	—	3,753
Forfeiture of unvested LLC Units	—	—	(17,393)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	22,966	—	—	—	22,966
Adjustments to non-controlling interests	—	—	—	—	—	—	(10,032)	—	—	10,032	—
Other comprehensive income	—	—	—	—	—	—	—	268	—	104	372
Net loss	—	—	—	—	—	—	—	—	(29,127)	(11,637)	(40,764)
Balance at June 30, 2019	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,464	$237	$(393,925)	$74,356	$280,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)
Six Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	104,083,271	$10	23,211,418	$2	14,269,199	$1	$641,128	$225	$(458,381)	$63,175	$246,160
Effect of exchanges of LLC Units	5,131,199	—	(3,845,380)	—	(1,285,819)	—	8,053	—	—	(8,053)	—
Issuance of common stock under employee stock purchase plan	629,927	—	—	—	—	—	8,348	—	—	—	8,348
Vesting of restricted stock units	1,836,997	1	—	—	208,533	—	(1)	—	—	—	—
Exercise of common stock options	193,841	—	—	—	—	—	2,530	—	—	—	2,530
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	(3,873)	—	—	—	(3,873)
Equity-based compensation	—	—	—	—	—	—	52,516	—	—	—	52,516
Adjustments to non-controlling interests	—	—	—	—	—	—	(14,933)	—	—	14,933	—
Other comprehensive income	—	—	—	—	—	—	—	929	—	311	1,240
Net loss	—	—	—	—	—	—	—	—	(65,248)	(21,995)	(87,243)
Balance at June 30, 2020	111,875,235	$11	19,366,038	$2	13,191,913	$1	$693,768	$1,154	$(523,629)	$48,371	$219,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)

Six Months Ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2018	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	9,723	10,273	19,996
Effect of exchanges of LLC Units	33,419,553	3	(32,809,375)	(4)	(610,178)	—	58,920	—	—	(58,919)	—
Issuance of common stock under employee stock purchase plan	622,639	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	1,435,405	—	—	—	210,861	—	—	—	—	—	—
Exercise of common stock options	426,968	—	—	—	—	—	6,374	—	—	—	6,374
Forfeiture of unvested LLC Units	—	—	(17,393)	—	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Equity-based compensation	—	—	—	—	—	—	43,582	—	—	—	43,582
Adjustments to non-controlling interests	—	—	—	—	—	—	(42,169)	—	—	42,169	—
Other comprehensive income	—	—	—	—	—	—	—	278	—	112	390
Net loss	—	—	—	—	—	—	—	—	(48,202)	(26,446)	(74,648)
Balance at June 30, 2019	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,464	$237	$(393,925)	$74,356	$280,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net loss	$(87,243)	$(74,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,868	4,579
Amortization of acquired intangible assets	2,855	1,609
Amortization of course creation costs	1,581	1,190
Equity-based compensation	52,003	43,000
Amortization of deferred contract acquisition costs	12,767	11,311
Amortization of debt discount and issuance costs	13,275	8,294
Investment discount and premium amortization, net	(428)	(706)
Other	693	300
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	38,093	7,116
Deferred contract acquisition costs	(13,363)	(11,430)
Prepaid expenses and other assets	(211)	(4,044)
Right-of-use assets	3,038	2,927
Accounts payable	(4,606)	1,053
Accrued expenses and other liabilities	(4,612)	(3,129)
Accrued author fees	16	1,299
Lease liabilities	(2,874)	(3,372)
Deferred revenue	(7,807)	13,003
Net cash provided by (used in) operating activities	9,045	(1,648)
Investing activities
Purchases of property and equipment	(20,520)	(4,590)
Purchases of content library	(3,793)	(2,441)
Cash paid for acquisition, net of cash acquired	—	(163,871)
Purchases of investments	(317,012)	(317,080)
Proceeds from sales of investments	—	4,967
Proceeds from maturities of investments	315,605	—
Net cash used in investing activities	(25,720)	(483,015)
Financing activities
Proceeds from issuance of common stock from employee equity plans	10,878	14,631
Taxes paid related to net share settlement	(3,873)	—
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	—	616,654
Purchase of capped calls related to issuance of convertible senior notes	—	(69,432)
Net cash provided by financing activities	7,005	561,853
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(157)	22
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(9,827)	77,212
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	119,431	211,071
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$109,604	$288,283
Supplemental cash flow disclosure:
Cash paid for interest	$1,113	$—
Cash paid for income taxes, net	$570	$228
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets and tenant improvements	$70,313	$1,591
Unpaid capital expenditures	$6,602	$967
Equity-based compensation capitalized as internal-use software	$690	$582
Unrealized gains on investments	$1,389	$379
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents as shown in the statement of cash flows:
Cash and cash equivalents	$87,982	$260,313
Restricted cash and cash equivalents	21,622	27,970
Total cash, cash equivalents, and restricted cash and cash equivalents	$109,604	$288,283
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
In May 2018, Pluralsight, Inc. completed its IPO and used the net proceeds to purchase newly issued common limited liability company units (“LLC Units”) from Pluralsight Holdings. Following the reorganization transactions completed in connection with the IPO (“Reorganization Transactions”), Pluralsight, Inc. became the sole managing member of Pluralsight Holdings. As the sole managing member, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests representing the economic interests held by the other members of Pluralsight Holdings. As of June 30, 2020, Pluralsight, Inc. owned 78.0% of Pluralsight Holdings and the members of Pluralsight Holdings who retained LLC Units prior to the IPO (the “Continuing Members”) owned the remaining 22.0% of Pluralsight Holdings.
Pluralsight operates a cloud-based technology skills and engineering management platform that provides a broad range of tools for businesses and individuals, including skill assessments, a curated library of courses, learning paths, developer productivity metrics, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all of the business operations and affairs of Pluralsight.
Secondary Offering
In June 2020, the Company completed a secondary offering, in which certain selling stockholders sold 11,711,009 shares of Class A common stock at a public offering price of $19.50 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $1.3 million in costs were incurred by Pluralsight in connection with this offering.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in Pluralsight, Inc.’s Annual Report on Form 10-K/A, as filed with the SEC on March 2, 2020 (“Annual Report”).
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
The assets and liabilities of Pluralsight Holdings represent substantially all of the consolidated assets and liabilities of Pluralsight, Inc. with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement (“TRA”) as discussed in Note 15—Income Taxes and the obligations under the Company’s convertible senior notes discussed in Note 10—Convertible Senior Notes.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2020, and the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity, for the three and six months ended June 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, are unaudited. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of the liability and equity components of the convertible senior notes, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of property and equipment, content library and intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable, the standalone selling price (“SSP”) of performance obligations, the determination of the period of benefit for deferred contract acquisition costs, certain accrued expenses, including author fees, and the discount rate used in measuring lease liabilities. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended June 30, 2020, except as noted below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The allowance for credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU also amends the impairment model for available-for-sale debt securities and requires any credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down, with changes presented through earnings. The Company adopted the standard effective January 1, 2020 using the modified retrospective approach. The effect of the adoption was not material to the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company adopted the standard prospectively effective January 1, 2020. As a result of the adoption, the Company capitalizes certain implementation costs that were previously expensed as incurred. These costs will be amortized to expense over the term of the hosting arrangement. The effect of adopting the standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard during the three months ended June 30, 2020. The effect of adopting the standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020. The standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and other comprehensive income, as a result the Company was not required to apply the incremental approach for intraperiod tax allocation during the three months ended June 30, 2020.

Note 3. Revenue
Disaggregation of Revenue
Subscription revenue accounted for approximately 96% and 97% of the Company’s revenue for the three months ended June 30, 2020 and 2019, respectively, and 96% and 98% for the six months ended June 30, 2020 and 2019, respectively.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended June 30,				Growth
	2020		2019		Rate
	Amount	%	Amount	%	%

United States	$59,426	63%	$47,255	62%	26%
Europe, Middle East and Africa(1)	26,278	28%	20,904	28%	26%
Other foreign locations	9,061	9%	7,703	10%	18%
Total revenue	$94,765	100%	$75,862	100%

	Six Months Ended June 30,				Growth
	2020		2019		Rate
	Amount	%	Amount	%	%

United States	$117,592	63%	$90,836	63%	29%
Europe, Middle East and Africa(1)	52,250	28%	39,890	27%	31%
Other foreign locations	17,569	9%	14,753	10%	19%
Total revenue	$187,411	100%	$145,479	100%

(1)
Revenue from the United Kingdom represented 11% of revenue for the three months ended June 30, 2020 and 2019, and 12% and 11% of revenue for the six months ended June 30, 2020, and 2019, respectively. No other foreign country accounted for 10% or more of revenue during the three and six months ended June 30, 2020 and 2019 .

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Business customers	$82,751	$64,528	$164,042	$123,095
Individual customers	12,014	11,334	23,369	22,384
Total revenue	$94,765	$75,862	$187,411	$145,479

Contract Balances
Contract assets represent amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $1.1 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively. The change in contract assets reflects the difference in timing between the satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers.
Deferred revenue consists of contract liabilities and includes payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $84.0 million and $65.4 million for the three months ended June 30, 2020 and 2019, respectively, and $142.1 million and $104.9 million for the six months ended June 30, 2020 and 2019, respectively.
Remaining Performance Obligations
As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $303.4 million. The Company expects to recognize 75% of the transaction price over the next 12 months.

Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Six Months Ended June 30,
	2020	2019

Beginning balance	$24,313	$20,212
Capitalization of contract acquisition costs	13,363	11,430
Amortization of deferred contract acquisition costs	(12,767)	(11,311)
Ending balance	$24,909	$20,331

Note 4. Cash Equivalents and Investments
Cash equivalents, restricted cash equivalents, and investments consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$64,479	$—	$—	$64,479
Short-term investments
Commercial paper	$31,389	$—	$—	$31,389
U.S. treasury securities	139,887	57	(3)	139,941
Corporate notes and obligations	139,380	719	(55)	140,044
Foreign government obligations	7,112	—	(3)	7,109
Total short-term investments	$317,768	$776	$(61)	$318,483
Restricted cash equivalents
Money market funds	$21,077	$—	$—	$21,077
Long-term investments
Corporate notes and obligations	$120,273	$1,140	$(133)	$121,280
Certificates of deposit	944	—	—	944
Total long-term investments	$121,217	$1,140	$(133)	$122,224

Total cash equivalents, restricted cash equivalents, and investments	$524,541	$1,916	$(194)	$526,263

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$67,076	$—	$—	$67,076
Short-term investments
Commercial paper	$33,627	$—	$—	$33,627
U.S. treasury securities	149,353	53	—	149,406
Corporate notes and obligations	148,993	215	(7)	149,201
Total short-term investments	$331,973	$268	$(7)	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$78,353	$121	$(46)	$78,428
U.S. agency obligations	26,436	1	(4)	26,433
Certificates of deposit	944	—	—	944
Total long-term investments	$105,733	$122	$(50)	$105,805

Total cash equivalents, restricted cash equivalents, and investments	$533,153	$390	$(57)	$533,486

The amortized cost and fair value of the Company’s investments based on their stated maturities consisted of the following as of June 30, 2020 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$317,768	$318,483
Due between one and two years	121,217	122,224
Total investments	$438,985	$440,707

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any declines in fair value are the result of credit losses. The Company evaluates, among other factors, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that the unrealized losses were primarily related to investments in corporate notes and obligations, and were due to increases in credit spreads and temporary declines in liquidity for the asset class that were not specific to the underlying issuer of the investments. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell its investments before the recovery of the amortized cost basis. As a result of this evaluation, no credit losses were recorded for investments as of June 30, 2020. The investments with unrealized loss positions have been in an unrealized loss position for less than 12 months.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$64,479	$—	$—	$64,479
Short-term investments
Commercial paper	$—	$31,389	$—	$31,389
U.S. treasury securities	—	139,941	—	139,941
Corporate notes and obligations	—	140,044	—	140,044
Foreign government obligations	—	7,109	—	7,109
Total short-term investments	$—	$318,483	$—	$318,483
Restricted cash equivalents
Money market funds	$21,077	$—	$—	$21,077
Long-term investments
Corporate notes and obligations	$—	$121,280	$—	$121,280
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$122,224	$—	$122,224

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$62,085	$4,991	$—	$67,076
Short-term investments
Commercial paper	$—	$33,627	$—	$33,627
U.S. treasury securities	—	149,406	—	149,406
Corporate notes and obligations	—	149,201	—	149,201
Total short-term investments	$—	$332,234	$—	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$—	$78,428	$—	$78,428
U.S. agency obligations	—	26,433	—	26,433
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$105,805	$—	$105,805
Convertible Senior Notes
As of June 30, 2020, the estimated fair value of the Company’s convertible senior notes, with aggregate principal totaling $593.5 million, was $513.4 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company’s condensed consolidated balance sheet. Refer to Note 10—Convertible Senior Notes for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaid expenses	$12,584	$11,469
Other current assets	2,180	2,705
Prepaid expenses and other current assets	$14,764	$14,174

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Accrued compensation	$18,776	$23,310
Accrued income and other taxes payable	7,010	7,116
Accrued other current liabilities	13,164	10,277
Accrued expenses	$38,950	$40,703

Note 7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Computer equipment	$9,263	$9,047
Software	546	2,047
Capitalized internal-use software costs	22,619	23,021
Furniture and fixtures	5,922	5,826
Leasehold improvements	9,367	9,871
Construction in progress	43,178	4,427
Total property and equipment	90,895	54,239
Less: Accumulated depreciation	(30,107)	(31,343)
Property and equipment, net	$60,788	$22,896

Depreciation expense totaled $3.2 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $5.9 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively.
Note 8. Acquisition of GitPrime, Inc.
On May 9, 2019, the Company completed the acquisition of GitPrime, Inc. (“GitPrime”), a leading provider of software developer productivity software. Under the terms of the agreement, the Company acquired all of the outstanding stock of GitPrime for approximately $163.8 million in cash, excluding cash acquired and including working capital adjustments.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is attributable to GitPrime’s assembled workforce and synergies acquired, and is not deductible for income tax purposes.
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

The fair value of the technology acquired in the acquisition was determined using the excess earnings model and the customer relationships acquired was determined using a distributor model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, customer attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). The Company engaged third-party valuation specialists to assist in management’s analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
During the year ended December 31, 2019, the Company incurred acquisition costs of $0.8 million. These costs include legal and accounting fees, and other costs directly related to the acquisition and are classified within general and administrative expenses in the Company’s consolidated statements of operations.
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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Revenue	$77,100	$149,369
Net loss	(42,592)	(80,056)
Net loss per share, basic and diluted	$(0.31)	$(0.60)

Note 9. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,797	$38
Course creation costs	20,945	9,966	10,979
Total	$53,780	$42,763	$11,017
Intangible assets:
Technology	$28,500	$9,323	$19,177
Trademarks	120	120	—
Noncompetition agreements	320	320	—
Customer relationships	3,550	2,979	571
Domain names	39	—	39
Total	$32,529	$12,742	$19,787

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,780	$55
Course creation costs	17,717	8,814	8,903
Total	$50,552	$41,594	$8,958
Intangible assets:
Technology	$28,500	$6,585	$21,915
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,879	671
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$10,056	$22,631

Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.4 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense of course creation costs was $0.8 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.
Based on the recorded content library and intangible assets at June 30, 2020, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization

2020 (remaining six months)	4,426
2021	8,502
2022	7,640
2023	6,978
2024	3,015
2025	204
Total	$30,765

Note 10. Convertible Senior Notes
Convertible Senior Notes
In March 2019, Pluralsight, Inc. issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024 (the “Notes”), in a private placement to qualified institutional buyers exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes were $616.7 million after deducting the initial purchasers’ discounts and estimated issuance costs.
The Notes are governed by an indenture (the “Indenture”) between the Company, as the issuer, and U.S. Bank National Association, as trustee. The Notes are Pluralsight, Inc.’s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of its subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Notes mature on March 1, 2024 unless earlier repurchased or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year.
The Notes have an initial conversion rate of 25.8023 shares of the Company’s Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $38.76 per share of its Class A common stock and is subject to adjustment if certain events occur. Following certain corporate events that occur prior to the maturity date, the

Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ended on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or

•
Upon the occurrence of specified corporate events described in the Indenture. These events include a change in control transaction, or a recapitalization, liquidation, or delisiting of the Company’s Class A common stock.

On or after December 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing conditions. Upon conversion, holders will receive cash, shares of the Company’s Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.
During the three months ended June 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
In September 2019, Pluralsight, Inc. repurchased a total of $40.0 million in aggregate principal of its Notes for approximately $35.0 million in cash. The Company first allocated the cash paid to repurchase the Notes to the liability component based on the estimated fair value of that component immediately prior to the extinguishment. The difference between the fair value of the liability component and the carrying value of the repurchased Notes resulted in a loss on debt extinguishment of $1.0 million. The remaining consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and recorded as a reduction of stockholders’ equity.
The net carrying value of the liability component of the Notes was as follows (in thousands):

June 30, 2020

Principal	$593,500
Less: Unamortized debt discount	(100,631)
Less: Unamortized issuance costs	(9,366)
Net carrying amount	$483,503

The net carrying value of the equity component of the Notes was as follows (in thousands):

June 30, 2020

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)
Net carrying amount	$134,068
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Contractual interest expense	$556	$594	$1,113	$726
Amortization of debt issuance costs and discount	6,684	6,749	13,275	8,294
Total	$7,240	$7,343	$14,388	$9,020

Capped Calls
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties. The Capped Calls each have an initial strike price of approximately $38.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $58.50 per share, subject to certain adjustments. As of June 30, 2020, the Capped Calls cover, subject to anti-dilution adjustments, 15,313,665 shares of the Company’s Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of Class A common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company’s own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $69.4 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
In connection with the repurchase of the convertible senior notes in September 2019, the Company terminated a portion of its existing Capped Calls that cover 1,032,092 shares of the Company’s Class A common stock, which corresponds to the number of shares underlying the principal amount of Notes that were repurchased. The Company received proceeds of $1.3 million in connection with the portion of the Capped Calls that were terminated in September 2019.
Intercompany Convertible Promissory Note with Pluralsight Holdings
In connection with the issuance of the Notes, Pluralsight, Inc. entered into an intercompany convertible promissory note with Pluralsight Holdings, whereby Pluralsight, Inc. provided the net proceeds from the issuance of the Notes to Pluralsight Holdings. The terms of the convertible promissory note mirror the terms of the Notes issued by Pluralsight, Inc. The intent of the convertible promissory note is to maintain the parity of shares of Class A common stock with LLC Units as required by the LLC Agreement in order to preserve the Company’s legal structure. This note was amended in September 2019 in connection with the Repurchase. All effects of the convertible promissory note on the condensed consolidated financial statements have been eliminated in consolidation.
Note 11. Leases
The Company leases office space under non-cancellable operating leases with lease terms expiring between 2020 and 2035. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional three to five years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease expense	$2,267	$1,506	$4,067	$2,966
Variable lease expense	142	84	315	144
Short-term lease expense	187	69	458	86
Total lease expense	$2,596	$1,659	$4,840	$3,196

Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2020 and 2019 was $1.8 million and $1.3 million, respectively, and $3.5 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,

2020 (remaining six months)	$3,177
2021	11,808
2022	11,776
2023	11,305
2024	10,574
Thereafter	100,176
Total lease payments	148,816
Less: Imputed interest	(64,724)
Lease liabilities	$84,092

As of June 30, 2020, the weighted average remaining lease term is 13.3 years and the weighted average discount rate used to determine operating lease liabilities was 8.2%.
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to two years. Sublease income, which is recorded within other income, was $0.1 million during the three months ended June 30, 2020 and 2019.
In August 2018, the Company entered into a non-cancellable lease agreement to rent office space for the Company’s headquarters in Draper, Utah for a period of 15 years. In May 2020, certain construction milestones were met and as a result the lease agreement was amended to establish the rent commencement date and define the basic rent for the lease beginning in July 2020. The lease commencement date occurred during the three months ended June 30, 2020. At the commencement date, the Company classified the lease as an operating lease and recorded a lease liability of $70.3 million with a corresponding right-of-use asset and an increase to property and equipment for tenant improvements that were deemed lease incentives. The lease liability was measured using an estimated incremental borrowing rate derived from comparable market data. The lease agreement provides the Company with three extension periods of five years each. The Company did not include these extension periods in the lease term as the extension options are not reasonably certain to be exercised.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash and cash equivalents on the condensed consolidated balance sheets. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of June 30, 2020 and December 31, 2019, the Company recorded a deposit of $4.3 million and $11.6 million, respectively, into restricted cash and cash equivalents on its condensed consolidated balance sheet for use in constructing tenant improvements in connection with the Draper headquarters.
Note 12. Commitments and Contingencies
Letters of Credit
As of June 30, 2020 and December 31, 2019, the Company had a total of $2.1 million in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $1.3 million of the Company’s cash, as of June 30, 2020 and

December 31, 2019, respectively, which is reflected as restricted cash and cash equivalents on the condensed consolidated balance sheets.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company’s commitments and contingencies, as disclosed in the Annual Report.
Legal Proceedings
In August 2019, a class action complaint was filed by a stockholder of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company’s officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah and in March 2020, a lead plaintiff was appointed. An amended complaint was filed in June 2020. The amended complaint names us as defendants, along with certain of the Company’s officers, members of the Board of Directors, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, the lead underwriters from the Company’s March 2019 common stock offering. A response from the defendants to the amended complaint is due August 2020.
The Company believes this suit is without merit and intends to defend it vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
In March 2020, a derivative lawsuit was filed by a shareholder in the United States District Court for the District of Delaware as an outgrowth of the aforementioned class action. It includes as defendants certain of the Company’s officers and the Board of Directors, alleging violations of fiduciary duties to the Company. The Company is named as a nominal defendant. On May 18, 2020, the Court entered a stipulated order that stays the derivative lawsuit until the class action is dismissed with prejudice, the defendants’ motion to dismiss the class action complaint is denied, or the defendants file an answer to the class action complaint.
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
Note 13. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the economic interests of the LLC Units held by other members of Pluralsight Holdings. As these members exchange these LLC Units for shares of Class A common stock, these LLC Units are then owned by Pluralsight, Inc. and a portion of the non-controlling interests balance is reclassified to additional paid-in capital. During the three months ended June 30, 2020, the adjustments to the non-controlling interests were primarily related to equity-based compensation and the issuance and settlement of equity-based awards. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements.

As of June 30, 2020, the non-controlling interests of Pluralsight Holdings owned 22.0% of the outstanding LLC Units, with the remaining 78.0% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	June 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.’s ownership of LLC Units	111,875,235	78.0%	104,083,271	74.3%
LLC Units owned by the Continuing Members(1)	31,589,215	22.0%	35,936,804	25.7%
	143,464,450	100.0%	140,020,075	100.0%

(1)	Excludes 968,736 and 1,543,813 LLC Units still subject to time-based vesting requirements as of June 30, 2020 and December 31, 2019, respectively.
Note 14. Equity-Based Compensation
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In connection with the IPO, the 2017 Plan was terminated. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan administrator. The number of shares available under the 2018 Plan also includes shares under the 2017 Plan that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations. As of June 30, 2020, a total of 20,011,454 shares were available for issuance under the 2018 Plan.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. As of June 30, 2020, these options have fully vested.
In connection with the GitPrime acquisition, the stock options granted to GitPrime employees under GitPrime’s 2015 and 2018 Equity Incentive Plans were replaced with options to purchase shares of the Company’s Class A common stock, subject to appropriate adjustments to the number of shares issuable pursuant to such options and the exercise price of such options as provided in the Merger Agreement. The options are subject to time-based vesting conditions and continue to vest over the remaining vesting period of the original award ranging from two to four years.
The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2019	4,361,718	$14.55
Granted	—	—
Exercised	(193,841)	13.05
Forfeited or cancelled	(16,277)	7.28
Outstanding as of June 30, 2020	4,151,600	$14.65	7.9	$14.1
Vested and exercisable as of June 30, 2020	4,075,135	$14.90	7.9	$12.8

The total intrinsic value of options exercised during the six months ended June 30, 2020 was $1.3 million. As of June 30, 2020, the total unrecognized equity-based compensation cost related to the stock options was $2.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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
The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the six months ended June 30, 2020 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2019	7,672,038	$22.71
Granted	6,219,477	19.35
Forfeited or cancelled	(483,563)	20.86
Vested	(1,895,152)	24.43
Balance at June 30, 2020	11,512,800	$20.69

Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2019	1,312,500	$8.24
Vested	(375,000)	8.24
Balance at June 30, 2020	937,500	$8.24

As of June 30, 2020, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $199.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
401(k) Equity Match
In May 2020, the Compensation Committee of the Board of Directors of Pluralsight, Inc. approved the issuance of Class A common shares to pay the Company’s 401(k) matching contributions to employees during the year ended December 31, 2020. The Company's matching contribution is equal to 50% of eligible wages contributed up to a maximum of 6%. As of June 30, 2020, the Company had recorded a matching liability of $0.2 million that is expected to be settled in shares of Class A common stock on a quarterly basis.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.’s Board of Directors adopted the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator. As of June 30, 2020, the total number of shares available for issuance under the ESPP was 4,386,452.
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
As of June 30, 2020, a total of 1,953,706 shares were issuable to employees based on contribution elections made under the ESPP. As of June 30, 2020, total unrecognized equity-based compensation costs was $17.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.
ESPP employee payroll contributions accrued at June 30, 2020 and December 31, 2019 totaled $1.5 million and $1.6 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders’ equity at the end of the purchase period.
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
The activity of unvested LLC Units during the six months ended June 30, 2020 was as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2019	1,543,813	$8.72
Vested	(575,077)	8.44
Unvested LLC Units outstanding—June 30, 2020	968,736	$8.89

As of June 30, 2020, total unrecognized equity-based compensation related to all unvested LLC Units was $6.5 million, which is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of Class A common shares and LLC Units vested during the six months ended June 30, 2020 was $10.0 million.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cost of revenue	$296	$133	$566	$217
Sales and marketing	10,878	7,952	20,400	14,228
Technology and content	6,884	5,137	13,220	8,847
General and administrative	8,367	9,510	17,817	19,708
Total equity-based compensation	$26,425	$22,732	$52,003	$43,000

Equity-based compensation costs capitalized as internal-use software was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.
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

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision and estimate of the Company’s annual effective tax rate are subject to variation due to several factors including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three months ended June 30, 2020 and 2019 the Company’s estimated effective tax rate was 1.2% and (0.5)%, respectively. For the six months ended June 30, 2020 and 2019 the Company’s estimated effective tax rate was 0.3% and (0.6)%, respectively. The variations between the Company’s estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings (or loss) attributable to non-controlling interests and the domestic valuation allowance. In addition, a portion of the Company’s state valuation allowance was released as a result of the Company meeting the conditions to file a unitary tax return in certain state jurisdictions, which resulted in an income tax benefit during the three and six months ended June 30, 2020.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which the Company operates. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets. While the Company believes its current valuation allowance is appropriate, the Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be released in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is released.
Tax Receivable Agreement
On the date of the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Continuing Members that provides for a payment to the Continuing Members of 85% of the amount of tax benefits, if any, that Pluralsight, Inc. realizes, or is deemed to realize as a result of redemptions or exchanges of LLC Units.
During the six months ended June 30, 2020, certain Continuing Members exchanged 5,131,199 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through June 30, 2020. The total unrecorded TRA liability as of June 30, 2020 is approximately $295.3 million.
Note 16. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Numerator:
Net loss	$(39,730)	$(40,764)	$(87,243)	$(74,648)
Less: Net loss attributable to non-controlling interests	(9,801)	(11,637)	(21,995)	(26,446)
Net loss attributable to Pluralsight, Inc.	$(29,929)	$(29,127)	$(65,248)	$(48,202)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	107,153	96,708	105,899	86,827
Net loss per share:
Net loss per share, basic and diluted	$(0.28)	$(0.30)	$(0.62)	$(0.56)

Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

During the three and six months ended June 30, 2020, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.
The following table contains outstanding share/unit totals with a potentially dilutive impact (in thousands):

June 30, 2020

LLC Units held by Continuing Members	32,558
Stock options	4,152
RSUs of Pluralsight, Inc.	11,513
Restricted Share Units of Pluralsight Holdings	938
Purchase rights committed under the ESPP	1,954
Total	51,115

The Notes will not have an impact on the Company’s diluted earnings per share until the average market share price of Class A common stock exceeds the conversion price of $58.50 per share, as the Company intends and has the ability to settle the principal amount of the Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods it reports net income. However, upon conversion, until the average market price of the Company’s common stock exceeds the cap price of $58.50 per share, exercise of the Capped Calls will mitigate dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.
Note 17. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company’s Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued less than $0.1 million as of June 30, 2020 and approximately $0.3 million as of December 31, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.5 million and $0.6 million has been paid under the arrangement during the six months ended June 30, 2020 and 2019, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the ongoing and potential impact of the COVID-19 pandemic and related public health measures on our business. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report.
Overview
We are a leading technology skills development and engineering management platform committed to closing the global technology skills gap. Learners on our platform can quickly acquire today’s most valuable technology skills through on-demand, high-quality learning experiences delivered by subject-matter experts. Skills can be measured and assessed in real-time providing technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Our platform empowers teams to keep up with the pace of technological change, puts the right people on the right projects and boosts productivity.
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
COVID-19 Update
On March 11, 2020 COVID-19 was characterized by the World Health Organization (“WHO”) as a global pandemic. The unpredictability of the COVID-19 pandemic continues to have a widespread impact on economies, governments, communities, and business practices. In efforts to mitigate the harmful effects of the COVID-19 pandemic and curtail the spread of the virus, federal, state and local authorities continue implementing safety measures, including the closure of businesses deemed “non-essential;” social distancing; international border closures; and travel restrictions. Since March 2020, responsive measures we have undertaken include shifting customer events to virtual-only experiences; temporarily closing our offices and implementing a mandatory work-from-home policy for our worldwide workforce; and restricting employee travel. We actively monitor the situation closely and our response to the COVID-19 pandemic continues to evolve with a focus on the best interests of our employees, customers, vendors and stockholders. The ongoing effects of these operational modifications on our financial performance, including revenue, billings and results of operations are unknown and may not be realized until future reporting periods.
To encourage technology learners around the world to stay safe, stay home and invest in themselves while social distancing during the COVID-19 pandemic, we offered full access to our platform of technology skill development courses for free throughout the month of April 2020 to new users who did not already have a paid subscription. As a result, our #FREEapril campaign introduced more than a million new users to our platform who viewed over 2.5 million courses during the month of April.

The COVID-19 pandemic has impacted our business and financial operations. In June 2020, the National Bureau of Economic Research announced that the United States is officially in a recession as a result of the impacts of COVID-19 on the United States’ economy. The duration and magnitude of the recession and the extent to which the COVID-19 pandemic continues to impact our business operations and overall financial performance remains unknown at this time. Certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus; the measures implemented or suggested by governing bodies to slow the spread of the virus; travel restrictions; international border closures; the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; the duration of the recession; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. After the COVID-19 pandemic has subsided, we may continue experiencing adverse effects to our business, including those resulting from the COVID-19 pandemic-driven recession.
The economic effects of the COVID-19 pandemic has financially constrained some of our prospective and existing customers’ technology related spending, which has affected our revenue and billings growth rates. Additionally, some customers’ ability to pay in accordance with our agreed upon payment terms has been compromised by the financial hardships presented by the COVID-19 pandemic, which has resulted in extended pay periods and a short-term negative impact on our cash flows. As a result, we have made and will continue to make adjustments to our expenses and cash flow to correlate with potential declines in billings and cash collections from customers. These adjustments include the restriction of employee travel and other non-essential operating costs, and a temporary reduction in hiring. Our platform is provided under a subscription-based model, and as a result, the effect of the COVID-19 pandemic on our results of operations and financial condition may not be fully realized until future periods.
Secondary Offering
In June 2020, we completed a secondary offering, in which certain stockholders sold 11,711,009 shares of Class A common stock at a public offering price of $19.50 per share. We did not receive any proceeds from the sale of shares by selling stockholders.
Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Billings	$89,034	$80,552	$179,312	$158,480
Billings from business customers	$77,695	$69,104	$158,167	$136,260
% of billings from business customers	87%	86%	88%	86%
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
During the three and six months ended June 30, 2020, our billings growth rate declined compared to prior results, primarily due to the global economic effects of the COVID-19 pandemic. As a result, we expect that the recent decline in our billings growth rate during the three and six months ended June 30, 2020, and any future declines in billings resulting from the COVID-19 pandemic, will reduce the growth rate of our revenue in future periods. Given the economic uncertainty and ongoing impact from COVID-19 pandemic, we cannot predict the impact on our billings growth rate in the foreseeable future.
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
Due to the effects of the COVID-19 pandemic, we have taken measures to reduce operating expenses, including delaying planned hiring activities and curtailing discretionary spending. In addition, the restrictions resulting from the pandemic have and will reduce travel expenses and the costs associated with our customer events, which are transitioning to virtual-only experiences in the near term.
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
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue	$94,765	$75,862	$187,411	$145,479
Cost of revenue(1)(2)	19,717	17,803	38,725	34,515
Gross profit	75,048	58,059	148,686	110,964
Operating expenses(1)(2):
Sales and marketing	57,759	50,046	120,174	94,217
Technology and content	29,514	24,819	59,658	45,090
General and administrative	22,996	20,575	46,367	42,766
Total operating expenses	110,269	95,440	226,199	182,073
Loss from operations	(35,221)	(37,381)	(77,513)	(71,109)
Other income (expense):
Interest expense	(7,241)	(7,346)	(14,390)	(9,024)
Other income, net	2,267	4,106	4,437	5,782
Loss before income taxes	(40,195)	(40,621)	(87,466)	(74,351)
Income tax benefit (expense)	465	(143)	223	(297)
Net loss	$(39,730)	$(40,764)	$(87,243)	$(74,648)

(1)	Includes equity-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$296	$133	$566	$217
Sales and marketing	10,878	7,952	20,400	14,228
Technology and content	6,884	5,137	13,220	8,847
General and administrative	8,367	9,510	17,817	19,708
Total equity-based compensation	$26,425	$22,732	$52,003	$43,000

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$1,209	$702	$2,418	$1,227
Sales and marketing	50	29	100	29
Technology and content	161	176	337	353
Total amortization of acquired intangible assets	$1,420	$907	$2,855	$1,609

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	100%	100%	100%	100%
Cost of revenue	21	23	21	24
Gross profit	79	77	79	76
Operating expenses:
Sales and marketing	61	66	64	65
Technology and content	31	33	32	31
General and administrative	24	27	25	29
Total operating expenses	116	126	121	125
Loss from operations	(37)	(49)	(42)	(49)
Other income (expense):
Interest expense	(8)	(10)	(8)	(6)
Other income, net	2	5	2	4
Loss before income taxes	(43)	(54)	(48)	(51)
Provision for income taxes	—	—	—	—
Net loss	(43)%	(54)%	(48)%	(51)%
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$94,765	$75,862	$18,903	25%
Revenue was $94.8 million for the three months ended June 30, 2020, compared to $75.9 million for the three months ended June 30, 2019, an increase of $18.9 million, or 25%. The increase in revenue was primarily due to a $18.2 million, or 28%, increase in revenue from business customers, driven by a net increase of 194 business customers from 17,735 business customers as of June 30, 2019 to 17,929 business customers as of June 30, 2020, as well as increased sales to our existing business customers.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$19,717	$17,803	$1,914	11%
Gross profit	75,048	58,059	16,989	29%
Cost of revenue was $19.7 million for the three months ended June 30, 2020, compared to $17.8 million for the three months ended June 30, 2019, an increase of $1.9 million, or 11%. The increase in cost of revenue was primarily due to an increase of $0.8 million in employee compensation costs, including $0.2 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $0.7 million in amortization of acquired intangible assets and course creation costs, and an increase of $0.5 million in depreciation expense.
Gross profit was $75.0 million for the three months ended June 30, 2020, compared to $58.1 million for the three months ended June 30, 2019, an increase of $17.0 million, or 29%. The increase in gross profit was the result of the increase in our revenue during the three months ended June 30, 2020. Gross margin increased from 77% for the three months ended June 30, 2019 to 79% for the three months ended June 30, 2020 due to a decrease in author fees as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$57,759	$50,046	$7,713	15%
Technology and content	29,514	24,819	4,695	19%
General and administrative	22,996	20,575	2,421	12%
Total operating expenses	$110,269	$95,440	$14,829	16%
Sales and Marketing
Sales and marketing expenses were $57.8 million for the three months ended June 30, 2020, compared to $50.0 million for the three months ended June 30, 2019, an increase of $7.7 million, or 15%. The increase was primarily due to an increase of $10.3 million in employee compensation costs, including $2.9 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $1.4 million in marketing and events costs and a decrease of $1.0 million in travel expenses.
Technology and Content
Technology and content expenses were $29.5 million for the three months ended June 30, 2020, compared to $24.8 million for the three months ended June 30, 2019, an increase of $4.7 million, or 19%. The increase was due to an increase of $6.1 million in employee compensation costs, including $1.7 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $0.5 million in in travel expenses.
General and Administrative
General and administrative expenses were $23.0 million for the three months ended June 30, 2020, compared to $20.6 million for the three months ended June 30, 2019, an increase of $2.4 million, or 12%. The increase was primarily due to an increase of $2.2 million in employee compensation costs, as we added headcount to support our growth. In addition, we incurred $1.3 million in costs associated with a secondary offering in June 2020. These increases were partially offset by a decrease of $1.1 million in equity-based compensation, as certain stock options granted at the time of our IPO have become fully vested.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(7,241)	$(7,346)	$105	(1)%
Other income, net	2,267	4,106	(1,839)	(45)%
Interest expense decreased slightly as a result of the reduction in the principal balance of our Notes in September 2019.
Other income, net decreased primarily as a result of a decrease of market interest rates earned on our investments.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$187,411	$145,479	$41,932	29%
Revenue was $187.4 million for the six months ended June 30, 2020, compared to $145.5 million for the six months ended June 30, 2019, an increase of $41.9 million, or 29%. The increase in revenue was primarily due to a $40.9 million, or 33%, increase in revenue from business customers, driven by a net increase of 194 business customers from 17,735 business customers as of June 30, 2019 to 17,929 business customers as of June 30, 2020, as well as increased sales to our existing business customers.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$38,725	$34,515	$4,210	12%
Gross profit	148,686	110,964	37,722	34%
Cost of revenue was $38.7 million for the six months ended June 30, 2020, compared to $34.5 million for the six months ended June 30, 2019, an increase of $4.2 million, or 12%. The increase in cost of revenue was primarily due to an increase of $1.7 million in employee compensation costs, including $0.3 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $1.6 million in amortization of acquired intangible assets and course creation costs, and an increase of $1.3 million in author fees.
Gross profit was $148.7 million for the six months ended June 30, 2020, compared to $111.0 million for the six months ended June 30, 2019, an increase of $37.7 million, or 34%. The increase in gross profit was the result of the increase in our revenue during the six months ended June 30, 2020. Gross margin increased from 76% for the six months ended June 30, 2019 to 79% for the six months ended June 30, 2020 due to a decrease in author fees as a percentage of revenue.
Operating Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$120,174	$94,217	$25,957	28%
Technology and content	59,658	45,090	14,568	32%
General and administrative	46,367	42,766	3,601	8%
Total operating expenses	$226,199	$182,073	$44,126	24%
Sales and Marketing
Sales and marketing expenses were $120.2 million for the six months ended June 30, 2020, compared to $94.2 million for the six months ended June 30, 2019, an increase of $26.0 million, or 28%. The increase was primarily due to an increase of $24.3 million in employee compensation costs, including $6.2 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $1.6 million in overhead costs primarily driven by our headcount growth.
Technology and Content
Technology and content expenses were $59.7 million for the six months ended June 30, 2020, compared to $45.1 million for the six months ended June 30, 2019, an increase of $14.6 million, or 32%. The increase was due to an increase of $16.1 million in employee compensation costs, including $4.3 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by an increase of $0.8 million in capitalized software development costs and a decrease of $0.5 million in travel expenses.
General and Administrative
General and administrative expenses were $46.4 million for the six months ended June 30, 2020, compared to $42.8 million for the six months ended June 30, 2019, an increase of $3.6 million, or 8%. The increase was primarily due to an increase of $3.1 million in employee compensation costs, as we added headcount to support our growth. In addition, there was an increase of $1.1 million in overhead costs primarily driven by our headcount growth. These increases were partially offset by a decrease of $1.9 million in equity-based compensation and a decrease of $0.8 million related to costs associated with our merger with GitPrime in May 2019.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(14,390)	$(9,024)	$(5,366)	59%
Other income, net	4,437	5,782	(1,345)	(23)%

Interest expense increased primarily as a result of the increase in contractual interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019.
Other income, net decreased primarily as a result of a decrease of market interest rates earned on our investments.
Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Non-GAAP gross profit	$76,568	$58,907	$151,702	$112,424
Non-GAAP gross margin	81%	78%	81%	77%
Non-GAAP operating loss	$(5,119)	$(11,578)	$(19,020)	$(21,974)
Free cash flow	$(17,989)	$(11,145)	$(15,268)	$(8,679)
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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$75,048	$58,059	$148,686	$110,964
Equity-based compensation	296	133	566	217
Amortization of acquired intangible assets	1,209	702	2,418	1,227
Employer payroll taxes on employee stock transactions	15	13	32	16
Non-GAAP gross profit	$76,568	$58,907	$151,702	$112,424
Gross margin	79%	77%	79%	76%
Non-GAAP gross margin	81%	78%	81%	77%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Loss from operations	$(35,221)	$(37,381)	$(77,513)	$(71,109)
Equity-based compensation	26,425	22,732	52,003	43,000
Amortization of acquired intangible assets	1,420	907	2,855	1,609
Employer payroll taxes on employee stock transactions	997	1,329	2,375	2,773
Secondary offering costs	1,260	—	1,260	918
Acquisition-related costs	—	835	—	835
Non-GAAP operating loss	$(5,119)	$(11,578)	$(19,020)	$(21,974)
The following table provides a reconciliation of net cash (used in) provided by operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(9,250)	$(7,184)	$9,045	$(1,648)
Less: Purchases of property and equipment	(6,626)	(2,457)	(20,520)	(4,590)
Less: Purchases of content library	(2,113)	(1,504)	(3,793)	(2,441)
Free cash flow	$(17,989)	$(11,145)	$(15,268)	$(8,679)
Liquidity and Capital Resources
As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents, restricted cash and cash equivalents, and investments totaling $550.3 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities.
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
The following table shows cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$9,045	$(1,648)
Net cash used in investing activities	(25,720)	(483,015)
Net cash provided by financing activities	7,005	561,853
Effect of exchange rate change on cash, cash equivalents, and restricted cash and cash equivalents	(157)	22
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(9,827)	$77,212
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2020 of $9.0 million was primarily due to a net loss of $87.2 million, offset by equity-based compensation of $52.0 million, amortization of debt discount and issuance costs of $13.3 million, amortization of deferred contract acquisition costs of $12.8 million, net changes in assets and liabilities of $7.7 million, depreciation of property and equipment of $5.9 million, and amortization of acquired intangibles assets of $2.9 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $38.1 million and a decrease in right-of-use assets of $3.0 million, partially offset by an increase in deferred contract acquisition costs of $13.4 million, a decrease in deferred revenue of $7.8 million, a decrease in accounts payable of $4.6 million, a decrease in accrued expenses and other liabilities of $4.6 million, and a decrease in lease liabilities of $2.9 million.
Cash used in operating activities for the six months ended June 30, 2019 of $1.6 million was primarily due to a net loss of $74.6 million, offset by equity-based compensation of $43.0 million, amortization of deferred contract acquisition costs of $11.3 million, amortization of debt discount and debt issuance costs of $8.3 million, a favorable change in operating assets and liabilities of $3.4 million, and depreciation of property and equipment of $4.6 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $13.0 million, a decrease in accounts receivable of $7.1 million, and a decrease in right-of-use assets of $2.9 million, partially offset by an increase in deferred contract acquisition costs of $11.4 million, an increase in prepaid expenses of $4.0 million, a decrease in lease liabilities of $3.4 million, and a decrease in accrued expenses and other liabilities of $3.1 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2020 of $25.7 million was due to purchases of property and equipment of $20.5 million and purchases of our content library of $3.8 million. The increase in purchases of property and equipment is largely due to cash paid for the construction of our new global headquarters in Utah, which was approximately $14.9 million during the six months ended June 30, 2020. In addition, we had purchases of investments of $317.0 million, partially offset by proceeds from maturities of short-term investments of $315.6 million.
Cash used in investing activities for the six months ended June 30, 2019 of $483.0 million was due to purchases of investments of $317.1 million, purchase of a business of $163.9 million, purchases of property and equipment of $4.6 million, and purchases of our content library of $2.4 million, partially offset by sales of investments of $5.0 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2020 of $7.0 million was due to proceeds from the issuance of common stock from employee equity plans of $10.9 million, partially offset by taxes paid related to net share settlement of $3.9 million.
Cash provided by financing activities for the six months ended June 30, 2019 of $561.9 million was due to net proceeds from the issuance of the Notes of $616.7 million and proceeds from the issuance of common stock from employee equity plans of $14.6 million, partially offset by the purchase of the Capped Calls of $69.4 million.

Commitments and Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report. Refer to “Note 10—Convertible Senior Notes”, “Note 11—Leases”, and “Note 12—Commitments and Contingencies” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our commitments and contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2020, and December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in “Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in our Annual Report. There have been no significant changes to these policies for the three months ended June 30, 2020, except as noted in “Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See “Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
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
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2020, we had cash, cash equivalents, restricted cash and cash equivalents, and investments of $550.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

As of June 30, 2020, we had $593.5 million in aggregate principal amount of Notes outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2020, the fair value of the Notes was estimated to be $513.4 million. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled “Risk Factors” in our Annual Report, which section is incorporated herein by reference. The following risk factors supplement and should be read in conjunction with those risk factors referenced above. In addition to the risk factors below, unforeseen effects from COVID-19 and the resulting global economic impacts may give rise to additional risks or amplify many of the risks discussed in this Item 1A.
Risks Related to Our Business and Our Industry

The impact of the COVID-19 pandemic has and may continue to materially adversely affect our stock price, business operations, and overall financial performance.
Since December 2019, when COVID-19 was first reported in China, it has spread globally and the WHO declared it as a pandemic in March 2020. This pandemic has and may continue to adversely affect worldwide economic activity, business operations, and financial markets. The duration and magnitude of the extent to which the COVID-19 pandemic continues to impact our stock price, business operations, and overall financial performance is unknown at this time and will depend on certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus; the measures implemented or suggested by governing bodies, such as cities, counties, states, countries, and the WHO, to slow the spread of COVID-19 (for example, the closure of businesses deemed “non-essential;” social distancing; international border closures; and travel restrictions); the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; the duration of the COVID-19-driven recession in the United States; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. Even after the COVID-19 pandemic has subsided, we may continue experiencing adverse effects to our business as a result of its global economic impact, including the current recession in the United States. If we are not able to sufficiently manage and effectively respond to the ongoing impact the of COVID-19 outbreak, our business will be harmed.
Since March 2020 we have taken precautionary measures and operational modifications to protect our employees, contractors, and their families, including: converting customer events, such as Pluralsight LIVE Europe, to virtual-only experiences; temporarily closing our offices and implementing a mandatory worldwide work-from-home policy; banning all employee travel; eliminating discretionary spending; and limiting the hiring of additional personnel. In addition, we may deem it advisable to alter, postpone, convert to virtual-only or cancel entirely future in-person customer, employee or industry events. Such restrictions hinder our ability to interact with our prospective and existing customers in-person and host conferences and events in-person, which has and may continue to impact sales of our products and services, decrease customer satisfaction and the effectiveness of our support activities, extend sales cycles and increase attrition rates. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by local, state or federal authorities or that we determine are in the best interests of our personnel, customers, vendors and stockholders. The extent these measures will negatively affect our sales and marketing efforts, sales cycles, personnel productivity, or customer retention, any of which could harm our financial performance and business operations, is indeterminable at this time.
Technology spending by our customers or prospective customers has been and may continue to be impacted by conditions presented by the COVID-19 pandemic, including the recession in the United States. These conditions have and may continue to cause them to reduce or delay their purchasing decisions, limit their ability to purchase our offerings, reduce their ability to provide payment under existing contracts, prolong payment periods, decrease our customer retention, or delay our ability to provision our products and services, all of which could adversely affect our results of operations, future sales, and overall financial performance. For example, we experienced a decrease in our dollar-based net retention rate during the first half of 2020, in part due to the impact of COVID-19, and because we calculate that metric on a twelve-month trailing period, the cumulative impact of the decrease for will manifest for at least the remainder of the year. COVID-19 may also impact our dollar-based net retention rate in future quarters. Further, travel restrictions and our work-from-home mandate as a result of the COVID-19 pandemic hinders our ability to interact with our prospective and existing customers in-person and host conferences and events in-person, which has and may continue to impact sales of our products and services, decrease customer satisfaction and the effectiveness of our support activities, extend sales cycles and increase attrition rates.
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
Moreover, the increase in remote working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic may be subject to legal or regulatory challenge. Our platform and the other systems or networks used in our business have experienced and may continue experiencing an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to personnel working remotely using their household or personal internet networks and leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. Although we retain errors and omissions insurance coverage for certain security and privacy damages and claim expenses, this coverage may be insufficient to compensate us for all liabilities that we may incur as a result of any actual or potential security breach, and we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. One or more claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
In the event a significant number of our employees, authors, or members of our key personnel become unavailable due to the COVID-19 pandemic, our business could be harmed, employee morale and cohesion could suffer, and our financial performance could be materially negatively impacted. Further, preservation of our company culture, efforts to collaborate, and the productivity of personnel could be compromised by the physical distance and lack of in-person interaction created by social distancing, travel restrictions, our global work-from-home mandate, and other measures responsive to the COVID-19 pandemic, which could harm our business.
In the event financial markets continue to worsen from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from credit and market liquidity concerns. The long-term effects to the global securities markets of pandemics and other public health crises, including the ongoing COVID-19 pandemic, are difficult to estimate or predict. Concerns regarding the economic impact of the COVID-19 pandemic has caused extreme volatility in financial and other capital markets throughout the world, which has and may continue to materially adversely impact our stock price. Further, such volatility in the global capital markets could increase the cost of capital and could adversely impact our access to capital.
The global COVID-19 outbreak and its long-term impacts on our business are not fully ascertainable at this time and difficult to predict. If our plans to ensure our business functions continue to operate effectively during and after this pandemic are unsuccessful or inadequate, our business, results of operations, financial condition, and stock price could be harmed. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section as well as the risk factors described in our most recent Annual Report on Form 10-K/A filed on March 2, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC, which are incorporated by reference.
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
We face competition from consumer-centric SaaS solutions, legacy enterprise SaaS solutions, in-person instructor-led training, or ILT, and free solutions. We compete directly or indirectly with:
•individual-focused e-learning services, such as Udemy, and Udacity;
•legacy e-learning services, such as Skillsoft and Cornerstone OnDemand;
•productivity and employee development software services, such as Microsoft/LinkedIn;
•ILT vendors, such as Global Knowledge, General Assembly, and New Horizons;
•software development productivity tools, such as Code Climate, Waydev, and BlueOptima; and
•free solutions, such as YouTube.
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
If we fail to retain and recruit key employees or qualified technical and sales personnel, our business could be harmed.
We believe our success depends on the continued employment of our senior management and other key employees. We also rely on our leadership team in the areas of technology, content, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, such as the resignation of our Chief Experience Officer whose departure became effective July 13, 2020, which could disrupt our business. Challenges attracting and recruiting key senior personnel upon the departure of an executive team member, implementation of any team member reorganization coinciding with such departure, training and onboarding any newly hired employees, and the impacts of the executive team member’s departure on employee morale, could have a serious adverse effect on our business.
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
From time to time, we are subject to litigation or claims, including securities class actions and shareholder derivative lawsuits, which are typically expensive to defend. Resolving, disputing and litigating legal claims could cause us to incur unforeseen expenses and occupy a significant amount of management’s time and attention, which could negatively affect our business operations and financial condition. For example, a class action complaint was filed in August 2019 by a stockholder in the U.S. District Court for the Southern District of New York against us and some of our officers alleging violation of securities laws and seeking unspecified damages. The action was transferred to the U.S. District Court for the District of Utah in October 2019 and in March 2020, a lead plaintiff was appointed. An amended complaint was filed on June 3, 2020. The amended complaint names us as defendants, along with certain of our officers, members of our Board of Directors, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, the lead underwriters from our March 2019 common stock offering.
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
Adverse economic conditions in the United States and international countries has and may continue to adversely impact our business and results of operations.
Unfavorable general economic conditions, such as the existing COVID-19 pandemic-driven recession or economic slowdown in the United States or in one or more of our other major markets, has and may continue to adversely affect demand for our platform. Changing macroeconomic conditions may affect our business in a number of ways. For example, spending patterns of businesses are sensitive to the general economic climate. Technology spending by our customers or prospective customers has been and may continue to be impacted by conditions presented by the COVID-19 pandemic as customers may deem subscriptions to our platform discretionary. During the first half of 2020, we have seen and may continue to see customers or prospective customers reduce or delay their purchasing decisions, limit their ability to purchase our offerings, reduce their ability to provide payment under existing contracts, prolong payment periods, decrease our customer retention, or delay our ability to provision our products and services, all of which could adversely affect our results of operations, future sales, and overall financial performance. Subscriptions for our platform may be considered discretionary by many of our current and potential customers. As a result, businesses considering whether to purchase or renew subscriptions to our products may be influenced by macroeconomic factors.
There is significant uncertainty, which has intensified as a result of the conditions presented by the COVID-19 pandemic, about the future relationship between the United States and other countries with respect to trade policies, treaties, government relations, and tariffs. The current U.S. presidential administration called for substantial changes to U.S. foreign trade policy with China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Many of our customers who conduct business in China may be impacted by these policies. If the United States’ relationship with China deteriorates or results in trade protection measures, retaliatory actions, tariffs, or increased barriers, policies that favor domestic industries, or heightened import or export licensing requirements or restrictions, then our operations and business may be adversely affected due to such changes in the economic and political ecosystem.
Risks Related to Our Class A Common Stock
The Continuing Members have the right to have their LLC Units exchanged for shares of Class A common stock and any disclosure of such exchange or the subsequent sale of such Class A common stock may cause volatility in our stock price.
As of June 30, 2020, we had an aggregate of 32,557,951 shares of Class A common stock issuable upon exchange of LLC Units that are held by the Continuing Members. Under the Fourth LLC Agreement, the Continuing Members will be entitled to have their LLC Units exchanged for shares of our Class A common stock.
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
Our Class C common stock has 10 votes per share, our Class B common stock has one vote per share, and our Class A common stock, our publicly traded stock, has one vote per share. Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, holds all our issued and outstanding Class C common stock, and as of June 30, 2020 holds approximately 50.3% of the combined voting power of our outstanding capital stock. As restricted share units of Pluralsight Holdings held by Mr. Skonnard vest over time, he will receive additional LLC Units and Class C common stock with 10 votes per share. As a result, Mr. Skonnard and his associated entities have the ability to control or significantly influence any action requiring the general approval of our stockholders, including the election and removal of our directors, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may delay, defer, or prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of other stockholders. This concentration of voting power with Mr. Skonnard and his associated entities may have a negative impact on the price of our Class A common stock.
As our Chief Executive Officer, Mr. Skonnard controls our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Skonnard owes fiduciary duties to us and our stockholders, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. As a stockholder, even a controlling stockholder, Mr. Skonnard is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Mr. Skonnard, personally and through his associated entities, holds his economic interest in our business primarily through Pluralsight Holdings, rather than through the public company, he may have conflicting interests with holders of shares of our Class A common stock. For example, Mr. Skonnard may have a different tax position from us, which could influence his decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” incorporated by reference to our definitive proxy statement on Schedule 14A filed on March 18, 2020 for additional information. In addition, Mr. Skonnard’s significant ownership in us and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
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
Although we do not rely on the "controlled company" exemption under the rules and regulations of Nasdaq, we have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
Aaron Skonnard and his associated entities, collectively, hold a majority of the voting power of our outstanding capital stock, and therefore we are considered a "controlled company" as that term is set forth in the rules and regulations of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a "controlled company" and may elect not to comply with certain rules and regulations of Nasdaq regarding corporate governance, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•
the requirement that its director nominees be selected or recommended for the board's selection by a majority of the board's independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and

•	the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee's purposes and responsibilities.
These requirements would not apply to us if, in the future, we choose to avail ourselves of the "controlled company" exemption. Although we qualify as a "controlled company," we do not currently rely on these exemptions and we fully comply with all corporate governance requirements under the rules and regulations of Nasdaq, including any phase-in periods specified thereunder. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of Nasdaq, which could adversely affect the protections for other stockholders.
Our stock price may continue being volatile, and it may decline regardless of our operating performance.
Prior to our IPO, there was no public market for shares of our Class A common stock. On May 17, 2018, we sold shares of our Class A common stock to the public at $15.00 per share. From May 17, 2018, the date that shares of our Class A common stock began trading on Nasdaq, through June 30, 2020, the market price for our Class A common stock has ranged from $6.59 per share to $38.37 per share. The market price of our Class A common stock may continue fluctuating significantly in response to numerous factors, many of which are beyond our control, including, among others:

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

•	changes in operating performance and stock market valuations of SaaS-based software or other technology companies, or those in our industry in particular;

•	the size of our public float;

•	price and volume fluctuations in the trading of our Class A common stock and in the overall stock market, including as a result of trends in the economy as a whole;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy, data protection, and information security;

•	lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;

•	actual or perceived security breaches;

•	changes in our board of directors or management;

•	short sales, hedging, and other derivative transactions involving our Class A common stock;

•	sales of large blocks of our Class A common stock including sales by our executive officers, directors, and significant stockholders;

•	the impact of the COVID-19 pandemic on our business operations and overall financial performance; and

•	other events or factors, including changes in general economic, industry, and market conditions, and trends, as well as any natural disasters, which may affect our operations.
Following a period of volatility in the market price of our securities, we became the subject of securities litigation. For example, in August 2019, a class action complaint was filed by a stockholder in the U.S. District Court for the Southern District of New York against us and certain of our officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah and in March 2020, a lead plaintiff was appointed. An amended complaint was filed on June 3, 2020. The amended complaint names us as defendants, along with certain of our officers, members of our Board of Directors, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, the lead underwriters from our March 2019 common stock offering. We believe this lawsuit is without merit and intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable. While we have insurance for this lawsuit and other types of claims, there is no assurance that our available insurance will be sufficient to cover these claims.
We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business and financial condition.
Future sales of shares by existing stockholders could cause our stock price to decline.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market following our offering in June 2020, the market price of our Class A common stock could decline.
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
Our estimates of our total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates.
Our prospectus dated June 9, 2020 (File No. 333-239009) as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act includes estimates of our total addressable market opportunity and forecasts of market growth, which are based in part on industry sources. Our total addressable market opportunity estimates and growth forecasts, whether obtained from industry sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business may not grow at similar rates.
We generally do not intend to pay dividends.
We generally do not intend to pay dividends to the holders of our Class A common stock for the foreseeable future, except possibly in connection with maintaining certain aspects of our UP-C structure. See the section entitled “—Risks Related to Our Organizational Structure—The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention” incorporated by reference to our Annual Report on Form 10-K/A filed on March 2, 2020. Our ability to pay dividends on our Class A common stock may be restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or law. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, financial condition, and results of operations, current and anticipated cash needs, plans for expansion and any legal or contractual limitation on our ability to pay dividends. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.
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
In light of the decision issued by the Delaware Supreme Court in Salzburg et al. v. Matthew Sciabacucchi, No. 346, 2019 (Del.), finding Federal Forum Provisions are valid under Delaware law, which decision overruled the decision issued by the Delaware Court of Chancery in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), we intend to enforce the Federal Forum Provision in our amended and restated bylaws.
If we face relevant litigation and are unable to enforce these provisions, we may incur additional costs associated with resolving such matters in other jurisdictions, which could harm our business, financial condition, or results of operations.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
10.1	First Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of November 6, 2018.					X
10.2	Second Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of February 15, 2019.					X
10.3	Third Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of May 20, 2020.					X
10.4+	Separation Agreement, dated July 9, 2020, between the Pluralsight, LLC and Nate Walkingshaw.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Indicates a management contract or compensatory plan.

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

PLURALSIGHT, INC.

		By:	/s/ Aaron Skonnard
Date:	July 29, 2020		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

		By:	/s/ James Budge
Date:	July 29, 2020		James Budge Chief Financial Officer