Form 10-Q
period 2020-09-30
Pluralsight, Inc.
filed 2020-11-05
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-38498
PLURALSIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3605465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

42 Future Way
Draper, Utah 84020
(Address of principal executive offices, including zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020, the registrant had 145,694,625 shares of common stock outstanding, consisting of 119,624,728 shares of Class A common stock, 12,669,110 shares of Class B common stock, and 13,400,787 shares of Class C common stock.

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
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements, which are subject to a number of risks, uncertainties, and assumptions, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions, or projections. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to attract new customers and retain and expand our relationships with existing customers;
•our ability to expand our course library and develop new platform features;
•our future financial performance, including trends in billings, revenue, costs of revenue, gross margin, operating expenses, cash provided by (used in) operating activities, and free cash flow;
•the demand for, and market acceptance of, our platform or for cloud-based technology learning solutions in general;
•our ability to compete successfully in competitive markets;
•our ability to respond to rapid technological changes;
•our expectations of the impact the novel coronavirus strain named SARS-CoV-2, abbreviated as COVID-19, pandemic may have on our business;
•our ability to maintain operations and implement effective measures in response to the COVID-19 pandemic;
•our expectations and management of future growth;
•our ability to enter new markets and manage our expansion efforts, particularly internationally;
•our ability to attract and retain key employees and qualified technical and sales personnel;
•our ability to effectively and efficiently protect our brand;
•our ability to timely scale and adapt our infrastructure;
•our ability to maintain, protect, and enhance our intellectual property and not infringe upon others’ intellectual property;
•our ability to successfully identify, acquire, and integrate companies and assets;
•our ability to successfully defend ourselves in legal proceedings;
•the amount and timing of any payments we make under the fourth amended and restated limited liability company agreement of Pluralsight Holdings, or the Fourth LLC Agreement, and our Tax Receivable Agreement, or TRA, with the members of Pluralsight Holdings; and
•our ability to satisfy our obligations under the convertible senior notes, or the Notes.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
PLURALSIGHT, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$100,882	$90,515
Short-term investments	304,077	332,234
Accounts receivable, net of allowances of $5,037 and $3,465 as of September 30, 2020 and December 31, 2019, respectively	76,492	101,576
Deferred contract acquisition costs	19,469	18,331
Prepaid expenses and other current assets	18,847	14,174
Total current assets	519,767	556,830
Restricted cash and cash equivalents	17,337	28,916
Long-term investments	114,623	105,805
Property and equipment, net	65,058	22,896
Right-of-use assets	61,719	15,804
Content library, net	11,880	8,958
Intangible assets, net	18,416	22,631
Goodwill	262,532	262,532
Deferred contract acquisition costs, noncurrent	8,317	5,982
Other assets	1,940	1,599
Total assets	$1,081,589	$1,031,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,041	$10,615
Accrued expenses	47,090	40,703
Accrued author fees	11,988	11,694
Lease liabilities	9,184	5,752
Deferred revenue	207,823	215,137
Total current liabilities	283,126	283,901
Deferred revenue, noncurrent	21,138	19,517
Convertible senior notes, net	490,355	470,228
Lease liabilities, noncurrent	75,393	11,167
Other liabilities	69	980
Total liabilities	870,081	785,793
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 119,381,936 and 104,083,271 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	12	10
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 12,813,383 and 23,211,418 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	2
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 13,296,350 and 14,269,199 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	724,184	641,128
Accumulated other comprehensive income	1,166	225
Accumulated deficit	(550,990)	(458,381)
Total stockholders’ equity attributable to Pluralsight, Inc.	174,374	182,985
Non-controlling interests	37,134	63,175
Total stockholders’ equity	211,508	246,160
Total liabilities and stockholders’ equity	$1,081,589	$1,031,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$99,465	$82,620	$286,876	$228,099
Cost of revenue	20,426	17,829	59,151	52,344
Gross profit	79,039	64,791	227,725	175,755
Operating expenses:
Sales and marketing	57,206	55,797	177,380	150,014
Technology and content	29,345	27,847	89,003	72,937
General and administrative	20,366	20,844	66,733	63,610
Total operating expenses	106,917	104,488	333,116	286,561
Loss from operations	(27,878)	(39,697)	(105,391)	(110,806)
Other income (expense):
Interest expense	(7,409)	(7,412)	(21,799)	(16,436)
Loss on debt extinguishment	—	(950)	—	(950)
Other income, net	1,992	3,001	6,429	8,783
Loss before income taxes	(33,295)	(45,058)	(120,761)	(119,409)
Income tax expense	(476)	(404)	(253)	(701)
Net loss	$(33,771)	$(45,462)	$(121,014)	$(120,110)
Less: Net loss attributable to non-controlling interests	(6,410)	(12,983)	(28,405)	(39,429)
Net loss attributable to Pluralsight, Inc.	$(27,361)	$(32,479)	$(92,609)	$(80,681)
Net loss per share, basic and diluted	$(0.24)	$(0.32)	$(0.85)	$(0.88)
Weighted-average shares of Class A common stock used in computing basic and diluted net loss per share	115,196	101,407	109,009	91,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(33,771)	$(45,462)	$(121,014)	$(120,110)
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(193)	19	1,196	398
Foreign currency translation gains (losses), net	181	(90)	32	(79)
Comprehensive loss	$(33,783)	$(45,533)	$(119,786)	$(119,791)
Less: Comprehensive loss attributable to non-controlling interests	(6,434)	(13,002)	(28,118)	(39,336)
Comprehensive loss attributable to Pluralsight, Inc.	$(27,349)	$(32,531)	$(91,668)	$(80,455)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)
Three Months Ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2020	111,875,235	$11	19,366,038	$2	13,191,913	$1	$693,768	$1,154	$(523,629)	$48,371	$219,678
Effect of exchanges of LLC Units	6,552,655	1	(6,552,655)	(1)	—	—	10,033	—	—	(10,033)	—
Vesting of restricted stock units	689,334	—	—	—	104,437	—	—	—	—	—	—
Exercise of common stock options	264,712	—	—	—	—	—	3,863	—	—	—	3,863
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	(1,732)	—	—	—	(1,732)
Equity-based compensation	—	—	—	—	—	—	23,482	—	—	—	23,482
Adjustments to non-controlling interests	—	—	—	—	—	—	(5,230)	—	—	5,230	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	12	—	(24)	(12)
Net loss	—	—	—	—	—	—	—	—	(27,361)	(6,410)	(33,771)
Balance at September 30, 2020	119,381,936	$12	12,813,383	$1	13,296,350	$1	$724,184	$1,166	$(550,990)	$37,134	$211,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)
Three Months Ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2019	101,096,472	$10	24,664,113	$2	14,186,856	$1	$599,464	$237	$(393,925)	$74,356	$280,145
Effect of exchanges of LLC Units	116,709	—	(116,709)	—	—	—	238	—	—	(238)	—
Vesting of restricted stock units	399,052	—	—	—	102,906	—	—	—	—	—	—
Exercise of common stock options	25,946	—	—	—	—	—	245	—	—	—	245
Forfeiture of unvested LLC Units	—	—	(104,452)	—	—	—	—	—	—	—	—
Repurchases of equity component of convertible senior notes	—	—	—	—	—	—	(2,965)	—	—	—	(2,965)
Settlement of capped calls related to repurchases of convertible senior notes	—	—	—	—	—	—	1,284	—	—	—	1,284
Equity-based compensation	—	—	—	—	—	—	25,009	—	—	—	25,009
Adjustments to non-controlling interests	—	—	—	—	—	—	(7,656)	—	—	7,656	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(52)	—	(19)	(71)
Net loss	—	—	—	—	—	—	—	—	(32,479)	(12,983)	(45,462)
Balance at September 30, 2019	101,638,179	$10	24,442,952	$2	14,289,762	$1	$615,619	$185	$(426,404)	$68,772	$258,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)
Nine Months Ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	104,083,271	$10	23,211,418	$2	14,269,199	$1	$641,128	$225	$(458,381)	$63,175	$246,160
Effect of exchanges of LLC Units	11,683,854	1	(10,398,035)	(1)	(1,285,819)	—	18,086	—	—	(18,086)	—
Issuance of common stock under employee stock purchase plan	629,927	—	—	—	—	—	8,348	—	—	—	8,348
Vesting of restricted stock units	2,526,331	1	—	—	312,970	—	(1)	—	—	—	—
Exercise of common stock options	458,553	—	—	—	—	—	6,393	—	—	—	6,393
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	(5,605)	—	—	—	(5,605)
Equity-based compensation	—	—	—	—	—	—	75,998	—	—	—	75,998
Adjustments to non-controlling interests	—	—	—	—	—	—	(20,163)	—	—	20,163	—
Other comprehensive income	—	—	—	—	—	—	—	941	—	287	1,228
Net loss	—	—	—	—	—	—	—	—	(92,609)	(28,405)	(121,014)
Balance at September 30, 2020	119,381,936	$12	12,813,383	$1	13,296,350	$1	$724,184	$1,166	$(550,990)	$37,134	$211,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)

Nine Months Ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2018	65,191,907	$7	57,490,881	$6	14,586,173	$1	$456,899	$(41)	$(355,446)	$107,167	$208,593
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	9,723	10,273	19,996
Effect of exchanges of LLC Units	33,536,262	3	(32,926,084)	(4)	(610,178)	—	59,158	—	—	(59,157)	—
Issuance of common stock under employee stock purchase plan	621,463	—	—	—	—	—	8,257	—	—	—	8,257
Vesting of restricted stock units	1,835,633	—	—	—	313,767	—	—	—	—	—	—
Exercise of common stock options	452,914	—	—	—	—	—	6,619	—	—	—	6,619
Forfeiture of unvested LLC Units	—	—	(121,845)	—	—	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	137,033	—	—	—	137,033
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	—	—	(69,432)	—	—	—	(69,432)
Repurchases of equity component of convertible senior notes	—	—	—	—	—	—	(2,965)	—	—	—	(2,965)
Settlement of capped calls related to repurchases of convertible senior notes	—	—	—	—	—	—	1,284	—	—	—	1,284
Equity-based compensation	—	—	—	—	—	—	68,591	—	—	—	68,591
Adjustments to non-controlling interests	—	—	—	—	—	—	(49,825)	—	—	49,825	—
Other comprehensive income	—	—	—	—	—	—	—	226	—	93	319
Net loss	—	—	—	—	—	—	—	—	(80,681)	(39,429)	(120,110)
Balance at September 30, 2019	101,638,179	$10	24,442,952	$2	14,289,762	$1	$615,619	$185	$(426,404)	$68,772	$258,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net loss	$(121,014)	$(120,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,866	6,996
Amortization of acquired intangible assets	4,235	3,044
Amortization of course creation costs	2,464	1,841
Equity-based compensation	76,217	67,657
Amortization of deferred contract acquisition costs	19,018	17,317
Amortization of debt discount and issuance costs	20,128	15,120
Investment discount and premium amortization, net	68	(1,771)
Loss on debt extinguishment	—	950
Other	589	(178)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	23,512	1,858
Deferred contract acquisition costs	(22,491)	(18,668)
Prepaid expenses and other assets	(4,237)	(3,509)
Right-of-use assets	4,487	4,339
Accounts payable	(3,126)	(2,520)
Accrued expenses and other liabilities	6,880	5,188
Accrued author fees	293	1,292
Lease liabilities	(3,604)	(5,130)
Deferred revenue	(5,592)	22,461
Net cash provided by (used in) operating activities	6,693	(3,823)
Investing activities
Purchases of property and equipment	(31,226)	(7,619)
Purchases of content library	(5,596)	(3,822)
Cash paid for acquisition, net of cash acquired	—	(163,771)
Purchases of investments	(427,130)	(529,653)
Proceeds from sales of investments	—	4,967
Proceeds from maturities of investments	446,830	112,995
Net cash used in investing activities	(17,122)	(586,903)
Financing activities
Proceeds from issuance of common stock from employee equity plans	14,741	14,876
Taxes paid related to net share settlement	(5,605)	—
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	—	616,654
Purchase of capped calls related to issuance of convertible senior notes	—	(69,432)
Repurchases of convertible senior notes	—	(35,000)
Proceeds from terminations of capped calls related to repurchases of convertible senior notes	—	1,284
Net cash provided by financing activities	9,136	528,382
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	81	(108)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(1,212)	(62,452)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	119,431	211,071
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$118,219	$148,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLURALSIGHT, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Supplemental cash flow disclosure:
Cash paid for interest	$2,226	$1,126
Cash paid for income taxes, net	$1,191	$539
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets and tenant improvements	$70,313	$3,147
Unpaid capital expenditures	$2,671	$752
Equity-based compensation capitalized as internal-use software	$963	$934
Unrealized gains on investments	$1,196	$398
Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents as shown in the statement of cash flows:
Cash and cash equivalents	$100,882	$120,871
Restricted cash and cash equivalents	17,337	27,748
Total cash, cash equivalents, and restricted cash and cash equivalents	$118,219	$148,619
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
In May 2018, Pluralsight, Inc. completed its IPO and used the net proceeds to purchase newly issued common limited liability company units (“LLC Units”) from Pluralsight Holdings. Following the reorganization transactions completed in connection with the IPO (“Reorganization Transactions”), Pluralsight, Inc. became the sole managing member of Pluralsight Holdings. As the sole managing member, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests representing the economic interests held by the other members of Pluralsight Holdings. As of September 30, 2020, Pluralsight, Inc. owned 82.4% of Pluralsight Holdings and the members of Pluralsight Holdings who retained LLC Units prior to the IPO (the “Continuing Members”) owned the remaining 17.6% of Pluralsight Holdings.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2020, and the condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity, for the three and nine months ended September 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended September 30, 2020, except as noted below.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company adopted the standard prospectively effective January 1, 2020. As a result of the adoption, the Company capitalizes certain implementation costs that were previously expensed as incurred. These costs will be amortized to expense over the term of the hosting arrangement. The effect of adopting the standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard during the second quarter of 2020. The effect of adopting the standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020. The standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and other comprehensive income, as a result the Company was not required to apply the incremental approach for intraperiod tax allocation.
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. Consequently, a convertible debt instrument, such as the Company's convertible senior notes, will be accounted for as a single liability measured at its amortized cost. As of September 30, 2020, the Company recorded a discount on the convertible notes of $94.4 million related to the separation of the conversion feature. This discount results in the accretion of interest expense over time and is expected to be removed upon adoption of this ASU. As a result, the standard is expected to have a material impact on the Company's consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. Adoption using either the full retrospective or modified retrospective transition method is permitted. The Company continues to evaluate the impact of the adoption of the new standard on its accounting policies and processes, and is currently evaluating adoption methods.
Note 3. Revenue
Disaggregation of Revenue
Subscription revenue accounted for approximately 97% and 95% of the Company’s revenue for the three months ended September 30, 2020 and 2019, respectively, and 97% for each of the nine months ended September 30, 2020 and 2019.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Three Months Ended September 30,				Growth
	2020		2019		Rate
	Amount	%	Amount	%	%

United States	$60,283	61%	$51,869	63%	16%
Europe, Middle East and Africa(1)	28,700	29%	22,314	27%	29%
Other foreign locations	10,482	10%	8,437	10%	24%
Total revenue	$99,465	100%	$82,620	100%

	Nine Months Ended September 30,				Growth
	2020		2019		Rate
	Amount	%	Amount	%	%

United States	$177,875	62%	$142,705	63%	25%
Europe, Middle East and Africa(1)	80,950	28%	62,204	27%	30%
Other foreign locations	28,051	10%	23,190	10%	21%
Total revenue	$286,876	100%	$228,099	100%
(1)Revenue from the United Kingdom represented 12% and 11% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 12% and 11% of revenue for the nine months ended September 30, 2020, and 2019, respectively. No other foreign country accounted for 10% or more of revenue during the three and nine months ended September 30, 2020 and 2019.

Revenue by type of customer, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Business customers	$87,030	$71,278	$251,072	$194,373
Individual customers	12,435	11,342	35,804	33,726
Total revenue	$99,465	$82,620	$286,876	$228,099
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $2.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively. The change in contract assets reflects the difference in timing between the satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers.
Deferred revenue consists of contract liabilities and includes payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $86.8 million and $70.9 million for the three months ended September 30, 2020 and 2019, respectively, and $187.7 million and $137.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Remaining Performance Obligations
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $325.0 million. The Company expects to recognize 71% of the transaction price over the next 12 months. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Nine Months Ended September 30,
	2020	2019

Beginning balance	$24,313	$20,212
Capitalization of contract acquisition costs	22,491	18,668
Amortization of deferred contract acquisition costs	(19,018)	(17,317)
Ending balance	$27,786	$21,563

Note 4. Cash Equivalents and Investments
Cash equivalents, restricted cash equivalents, and investments consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$75,409	$—	$—	$75,409
Short-term investments
Commercial paper	$24,449	$—	$—	$24,449
U.S. treasury securities	129,962	9	—	129,971
Corporate notes and obligations	141,268	880	(15)	142,133
Foreign government obligations	7,076	—	—	7,076
Certificates of deposit	448	—	—	448
Total short-term investments	$303,203	$889	$(15)	$304,077
Restricted cash equivalents
Money market funds	$16,768	$—	$—	$16,768
Long-term investments
Corporate notes and obligations	$113,473	$741	$(87)	$114,127
Certificates of deposit	496	—	—	496
Total long-term investments	$113,969	$741	$(87)	$114,623

Total cash equivalents, restricted cash equivalents, and investments	$509,349	$1,630	$(102)	$510,877

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$67,076	$—	$—	$67,076
Short-term investments
Commercial paper	$33,627	$—	$—	$33,627
U.S. treasury securities	149,353	53	—	149,406
Corporate notes and obligations	148,993	215	(7)	149,201
Total short-term investments	$331,973	$268	$(7)	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$78,353	$121	$(46)	$78,428
U.S. agency obligations	26,436	1	(4)	26,433
Certificates of deposit	944	—	—	944
Total long-term investments	$105,733	$122	$(50)	$105,805

Total cash equivalents, restricted cash equivalents, and investments	$533,153	$390	$(57)	$533,486

The amortized cost and fair value of the Company’s investments based on their stated maturities consisted of the following as of September 30, 2020 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$303,203	$304,077
Due between one and two years	113,969	114,623
Total investments	$417,172	$418,700
The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any declines in fair value are the result of credit losses. The Company evaluates, among other factors, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that the unrealized losses were primarily related to investments in corporate notes and obligations, and were due to increases in credit spreads and temporary declines in liquidity for the asset class that were not specific to the underlying issuer of the investments. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell its investments before the recovery of the amortized cost basis. As a result of this evaluation, no credit losses were recorded for investments as of September 30, 2020. The investments with unrealized loss positions have been in an unrealized loss position for less than 12 months.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$75,409	$—	$—	$75,409
Short-term investments
Commercial paper	$—	$24,449	$—	$24,449
U.S. treasury securities	—	129,971	—	129,971
Corporate notes and obligations	—	142,133	—	142,133
Foreign government obligations	—	7,076	—	7,076
Certificates of deposit	—	448	—	448
Total short-term investments	$—	$304,077	$—	$304,077
Restricted cash equivalents
Money market funds	$16,768	$—	$—	$16,768
Long-term investments
Corporate notes and obligations	$—	$114,127	$—	$114,127
Certificates of deposit	—	496	—	496
Total long-term investments	$—	$114,623	$—	$114,623

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$62,085	$4,991	$—	$67,076
Short-term investments
Commercial paper	$—	$33,627	$—	$33,627
U.S. treasury securities	—	149,406	—	149,406
Corporate notes and obligations	—	149,201	—	149,201
Total short-term investments	$—	$332,234	$—	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$—	$78,428	$—	$78,428
U.S. agency obligations	—	26,433	—	26,433
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$105,805	$—	$105,805
Convertible Senior Notes
As of September 30, 2020, the estimated fair value of the Company’s convertible senior notes, with aggregate principal totaling $593.5 million, was $528.8 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company’s condensed consolidated balance sheet. Refer to Note 10—Convertible Senior Notes for further information.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.
Note 6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaid expenses	$16,366	$11,469
Other current assets	2,481	2,705
Prepaid expenses and other current assets	$18,847	$14,174
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued compensation	$30,691	$23,310
Accrued income and other taxes payable	6,988	7,116
Accrued other current liabilities	9,411	10,277
Accrued expenses	$47,090	$40,703

Note 7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Computer equipment	$7,415	$9,047
Software	546	2,047
Capitalized internal-use software costs	24,272	23,021
Furniture and fixtures	2,732	5,826
Leasehold improvements	9,150	9,871
Construction in progress	48,019	4,427
Total property and equipment	92,134	54,239
Less: Accumulated depreciation	(27,076)	(31,343)
Property and equipment, net	$65,058	$22,896
Depreciation expense totaled $3.0 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $8.9 millions and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Revenue	$82,620	$231,989
Net loss	(45,462)	(125,518)
Net loss per share, basic and diluted	$(0.32)	$(0.91)

Note 9. Intangible Assets
Intangible assets, net are summarized as follows (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,807	$28
Course creation costs	22,585	10,733	11,852
Total	$55,420	$43,540	$11,880
Intangible assets:
Technology	$28,500	$10,644	$17,856
Trademarks	120	120	—
Noncompetition agreements	320	320	—
Customer relationships	3,550	3,029	521
Domain names	39	—	39
Total	$32,529	$14,113	$18,416

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	$32,835	$32,780	$55
Course creation costs	17,717	8,814	8,903
Total	$50,552	$41,594	$8,958
Intangible assets:
Technology	$28,500	$6,585	$21,915
Trademarks	162	162	—
Noncompetition agreements	390	390	—
Customer relationships	3,550	2,879	671
Database	40	40	—
Domain names	45	—	45
Total	$32,687	$10,056	$22,631
Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $1.4 million for the three months ended September 30, 2020 and 2019, and $4.2 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense of course creation costs was $0.9 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Based on the recorded content library and intangible assets at September 30, 2020, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization

2020 (remaining three months)	2,286
2021	8,848
2022	7,990
2023	7,330
2024	3,370
2025	433
Total	$30,257

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
Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ended on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events described in the Indenture. These events include a change in control transaction, or a recapitalization, liquidation, or delisiting of the Company’s Class A common stock.
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
During the three months ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible and are classified as long-term debt.
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
The net carrying value of the liability component of the Notes was as follows (in thousands):

September 30, 2020

Principal	$593,500
Less: Unamortized debt discount	(94,362)
Less: Unamortized issuance costs	(8,783)
Net carrying amount	$490,355

The net carrying value of the equity component of the Notes was as follows (in thousands):

September 30, 2020

Proceeds allocated to the conversion option (debt discount)	$140,776
Less: Issuance costs	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)
Net carrying amount	$134,068
The interest expense recognized related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Contractual interest expense	$556	$585	$1,669	$1,311
Amortization of debt issuance costs and discount	6,853	6,826	20,128	15,120
Total	$7,409	$7,411	$21,797	$16,431
Capped Calls
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties. The Capped Calls each have an initial strike price of approximately $38.76 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $58.50 per share, subject to certain adjustments. As of September 30, 2020, the Capped Calls cover, subject to anti-dilution adjustments, 15,313,665 shares of the Company’s Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution from shares of Class A common stock issued upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to the Company’s own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $69.4 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
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
The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease expense	$3,335	$1,570	$7,402	$4,536
Variable lease expense	630	97	945	241
Short-term lease expense	182	221	640	307
Total lease expense	$4,147	$1,888	$8,987	$5,084
Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2020 and 2019 was $1.7 million and $1.4 million, respectively, and $5.2 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.
As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,

2020 (remaining three months)	$1,508
2021	11,892
2022	11,858
2023	11,370
2024	10,633
Thereafter	100,176
Total lease payments	147,437
Less: Imputed interest	(62,860)
Lease liabilities	$84,577
As of September 30, 2020, the weighted average remaining lease term is 13.2 years and the weighted average discount rate used to determine operating lease liabilities was 8.3%.
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of up to two years. Sublease income, which is recorded within other income, was $0.1 million during the three months ended September 30, 2020 and 2019.
In August 2018, the Company entered into a non-cancellable lease agreement to rent office space for the Company’s headquarters in Draper, Utah for a period of 15 years. In May 2020, certain construction milestones were met and as a result the lease agreement was amended to establish the rent commencement date and define the basic rent for the lease beginning in July 2020. At the lease commencement date, the Company classified the lease as an operating lease and recorded a lease liability of $70.3 million with a corresponding right-of-use asset and an increase to property and equipment for tenant improvements that were deemed lease incentives. The lease liability was measured using an estimated incremental borrowing rate derived from comparable market data. The lease agreement provides the Company with three extension periods of five years each. The Company did not include these extension periods in the lease term as the extension options are not reasonably certain to be exercised.
In connection with the lease agreement, the Company is required to maintain a deposit of $16.0 million with a financial institution for the benefit of the landlord to secure the Company’s obligations under the lease. The deposit is recorded within restricted cash and cash equivalents on the condensed consolidated balance sheets. The lease agreement provides for both a partial and full release of the deposit funds to the Company, provided the Company meets certain liquidity and other financial conditions. Additionally, as of September 30, 2020 and December 31, 2019, the Company recorded a deposit of $0.7 million and $11.6 million, respectively, into restricted cash and cash equivalents on its condensed consolidated balance sheet for use in constructing tenant improvements in connection with the Draper headquarters.

Note 12. Commitments and Contingencies
Letters of Credit
As of September 30, 2020 and December 31, 2019, the Company had a total of $2.1 million in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. There have been no material changes in the Company’s commitments and contingencies, as disclosed in the Annual Report.
Legal Proceedings
In August 2019, a class action complaint was filed by a stockholder of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company’s officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah and in March 2020, a lead plaintiff was appointed. An amended complaint was filed in June 2020. The amended complaint names us as defendants, along with certain of the Company’s officers, members of the Board of Directors, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, the lead underwriters from the Company’s March 2019 common stock offering. The Company filed a motion to dismiss the amended complaint on August 14, 2020.
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
Note 13. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the economic interests of the LLC Units held by other members of Pluralsight Holdings. As these members exchange these LLC Units for shares of Class A common stock, these LLC Units are then owned by Pluralsight, Inc. and a portion of the non-controlling interests balance is reclassified to additional paid-in capital. During the three months ended September 30, 2020, the adjustments to the non-controlling interests were primarily related to equity-based compensation and the issuance and settlement of equity-based awards. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of September 30, 2020, the non-controlling interests of Pluralsight Holdings owned 17.6% of the outstanding LLC Units, with the remaining 82.4% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	September 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.’s ownership of LLC Units	119,381,936	82.4%	104,083,271	74.3%
LLC Units owned by the Continuing Members(1)	25,421,392	17.6%	35,936,804	25.7%
	144,803,328	100.0%	140,020,075	100.0%
(1)Excludes 688,341 and 1,543,813 LLC Units still subject to time-based vesting requirements as of September 30, 2020 and December 31, 2019, respectively.
Note 14. Equity-Based Compensation
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In connection with the IPO, the 2017 Plan was terminated. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan administrator. The number of shares available under the 2018 Plan also includes shares under the 2017 Plan that expire, terminate, are forfeited or repurchased by the Company, or are withheld by the Company to cover tax withholding obligations. As of September 30, 2020, a total of 19,937,719 shares were available for issuance under the 2018 Plan.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. As of September 30, 2020, these options have fully vested.
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
The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2019	4,361,718	$14.55
Granted	—	—
Exercised	(458,553)	13.94
Forfeited or cancelled	(20,581)	6.17
Outstanding as of September 30, 2020	3,882,584	$14.67	7.6	$9.6
Vested and exercisable as of September 30, 2020	3,821,085	$14.88	7.6	$8.6
The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $3.0 million. As of September 30, 2020, the total unrecognized equity-based compensation cost related to the stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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
The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the nine months ended September 30, 2020 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2019	7,672,038	$22.71
Granted	6,833,790	19.17
Forfeited or cancelled	(1,012,966)	21.62
Vested	(2,595,661)	23.33
Balance at September 30, 2020	10,897,201	$20.45

Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2019	1,312,500	$8.24
Vested	(562,500)	8.24
Balance at September 30, 2020	750,000	$8.24
As of September 30, 2020, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $179.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.
401(k) Equity Match
In May 2020, the Compensation Committee of the Board of Directors of Pluralsight, Inc. approved the issuance of Class A common shares to pay the Company’s 401(k) matching contributions to employees during the year ended December 31, 2020. The Company's matching contribution is equal to 50% of eligible wages contributed up to a maximum of 6%. As of September 30, 2020, the Company had recorded a matching liability of $1.3 million that is expected to be settled in shares of Class A common stock on a quarterly basis.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.’s Board of Directors adopted the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator. As of September 30, 2020, the total number of shares available for issuance under the ESPP was 4,386,452.
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
As of September 30, 2020, a total of 1,835,746 shares were issuable to employees based on contribution elections made under the ESPP. As of September 30, 2020, total unrecognized equity-based compensation costs was $14.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.
ESPP employee payroll contributions accrued at September 30, 2020 and December 31, 2019 totaled $5.7 million and $1.6 million, respectively, and are included within accrued expenses in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders’ equity at the end of the purchase period.
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
The activity of unvested LLC Units during the nine months ended September 30, 2020 was as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2019	1,543,813	$8.72
Vested	(855,472)	8.68
Unvested LLC Units outstanding—September 30, 2020	688,341	$8.78
As of September 30, 2020, total unrecognized equity-based compensation related to all unvested LLC Units was $4.7 million, which is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of LLC Units vested during the nine months ended September 30, 2020 was $15.5 million.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cost of revenue	$312	$138	$878	$355
Sales and marketing	10,908	8,739	31,308	22,967
Technology and content	6,361	6,666	19,581	15,513
General and administrative	6,633	9,114	24,450	28,822
Total equity-based compensation	$24,214	$24,657	$76,217	$67,657
Equity-based compensation costs capitalized as internal-use software was $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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
For the three months ended September 30, 2020 and 2019 the Company’s estimated effective tax rate was (1.4)% and (0.9)%, respectively. For the nine months ended September 30, 2020 and 2019 the Company’s estimated effective tax rate was (0.2)% and (0.6)%, respectively. The variations between the Company’s estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company’s earnings (or loss) attributable to non-controlling interests and the domestic valuation allowance. In addition, a portion of the Company’s state valuation allowance was released as a result of the Company meeting the conditions to file a unitary tax return in certain state jurisdictions, resulting in a reduction of income tax expense during the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2020, certain Continuing Members exchanged 11,683,854 LLC Units for shares of Class A common stock. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through September 30, 2020. The total unrecorded TRA liability as of September 30, 2020 is approximately $333.8 million.

Note 16. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net loss	$(33,771)	$(45,462)	$(121,014)	$(120,110)
Less: Net loss attributable to non-controlling interests	(6,410)	(12,983)	(28,405)	(39,429)
Net loss attributable to Pluralsight, Inc.	$(27,361)	$(32,479)	$(92,609)	$(80,681)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	115,196	101,407	109,009	91,741
Net loss per share:
Net loss per share, basic and diluted	$(0.24)	$(0.32)	$(0.85)	$(0.88)
Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
During the three and nine months ended September 30, 2020, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive.
The following table contains outstanding share/unit totals with a potentially dilutive impact (in thousands):

September 30, 2020

LLC Units held by Continuing Members	26,110
Stock options	3,883
RSUs of Pluralsight, Inc.	10,897
Restricted Share Units of Pluralsight Holdings	750
Purchase rights committed under the ESPP	1,836
Total	43,476
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
Note 17. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an hourly rate per flight hour. The reimbursement rate was approved by the Company’s Board of Directors based upon a review of comparable chartered aircraft rates. The Company accrued less than $0.1 million as of September 30, 2020 and approximately $0.3 million as of December 31, 2019 included within accrued expenses on the condensed consolidated balance sheets. A total of $0.5 million and $0.7 million has been paid under the arrangement during the nine months ended September 30, 2020 and 2019, respectively.
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
Note 18. Subsequent Events
On October 9, 2020, the Company entered into a Membership Interest Purchase Agreement to acquire DevelopIntelligence, LLC, a provider of strategic skills consulting and virtual instructor-led training. The Company paid preliminary cash consideration of $38.0 million on the closing date. The final consideration is subject to certain revenue-based earnout performance targets during an earn-out period that ends on December 31, 2021. The purchase price is also subject to certain working capital adjustments that are expected to be finalized within 120 days of the closing date.
The Company is evaluating the fair value of the contingent consideration and the estimated fair values of the assets and liabilities acquired. As a result, the Company cannot reasonably estimate all of the effects of the acquisition on its consolidated financial statements at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding the ongoing and potential impact of the COVID-19 pandemic and related public health measures on our business. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC.
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
In October 2020, we acquired DevelopIntelligence, a provider of strategic skills consulting and virtual instructor-led training for IT, software development, and engineering teams. We believe the acquisition will enable us to create tailored, hands-on upskilling solutions to further drive digital transformation efforts.
COVID-19 Update
On March 11, 2020 COVID-19 was characterized by the World Health Organization (“WHO”) as a global pandemic. The unpredictability of the COVID-19 pandemic continues to have a widespread impact on economies, governments, communities, and business practices. In efforts to mitigate the harmful effects of the COVID-19 pandemic and curtail the spread of the virus, federal, state and local authorities have implemented and may continue implementing safety measures, including the closure of businesses deemed “non-essential;” social distancing; international border closures; and travel restrictions. Since March 2020, responsive measures we have undertaken include shifting customer events to virtual-only experiences; temporarily closing our offices and implementing a mandatory work-from-home policy for our worldwide workforce; and restricting employee travel. We actively monitor the situation closely and our response to the COVID-19 pandemic continues to evolve with a focus on the best interests of our employees, customers, vendors and stockholders. The ongoing effects of these operational modifications on our financial performance, including revenue, billings and results of operations are unknown and may not be realized until future reporting periods.

The COVID-19 pandemic has impacted and may continue to impact our business and financial operations. The duration and magnitude of the United States' recession and the extent to which the COVID-19 pandemic continues to impact our business operations and overall financial performance remains unknown at this time. Certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus; the measures implemented or suggested by governing bodies to slow the spread of the virus; travel restrictions; international border closures; the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; the duration of the recession; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. After the COVID-19 pandemic has subsided, we may continue experiencing adverse effects to our business, including those resulting from the COVID-19 pandemic-driven recession.
The economic effects of the COVID-19 pandemic has and may continue to financially constrain some of our prospective and existing customers’ technology related spending, which has affected our revenue and billings growth rates. For example, during the three and nine months ended September 30, 2020, our billings growth rate declined compared to prior periods, due in part to the global economic effects of the COVID-19 pandemic. Additionally, some customers’ ability to pay in accordance with our agreed upon payment terms has been compromised by the financial hardships presented by the COVID-19 pandemic, which has resulted and continues to result in extended pay periods and a short-term negative impact on our cash flows. As a result, we have made and will continue to make adjustments to our expenses and cash flow to correlate with potential declines in billings and cash collections from customers. These adjustments include the restriction of employee travel and other non-essential operating costs, and a temporary reduction in hiring. Our platform is provided under a subscription-based model, and as a result, the effect of the COVID-19 pandemic on our results of operations and financial condition may not be fully realized until future periods.

Key Business Metrics
We monitor billings and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Billings	$100,022	$92,123	$279,334	$250,603
Billings from business customers	$88,599	$80,707	$246,766	$216,967
% of billings from business customers	89%	88%	88%	87%
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
During the three and nine months ended September 30, 2020, our billings growth rate declined compared to prior results, due in part to the global economic effects of the COVID-19 pandemic and the shift in timing of our annual user event from the third quarter to the fourth quarter. As a result, we expect that the recent decline in our billings growth rate during the three and nine months ended September 30, 2020, and any future declines in billings, will reduce the growth rate of our revenue in future periods. Given the economic uncertainty and ongoing impact from the COVID-19 pandemic, we cannot predict the impact on our billings growth rate in the foreseeable future.
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
Results of Operations
The following tables set forth selected unaudited condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue	$99,465	$82,620	$286,876	$228,099
Cost of revenue(1)(2)	20,426	17,829	59,151	52,344
Gross profit	79,039	64,791	227,725	175,755
Operating expenses(1)(2):
Sales and marketing	57,206	55,797	177,380	150,014
Technology and content	29,345	27,847	89,003	72,937
General and administrative	20,366	20,844	66,733	63,610
Total operating expenses	106,917	104,488	333,116	286,561
Loss from operations	(27,878)	(39,697)	(105,391)	(110,806)
Other income (expense):
Interest expense	(7,409)	(7,412)	(21,799)	(16,436)
Loss on debt extinguishment	—	(950)	—	(950)
Other income, net	1,992	3,001	6,429	8,783
Loss before income taxes	(33,295)	(45,058)	(120,761)	(119,409)
Income tax expense	(476)	(404)	(253)	(701)
Net loss	$(33,771)	$(45,462)	$(121,014)	$(120,110)
(1)Includes equity-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$312	$138	$878	$355
Sales and marketing	10,908	8,739	31,308	22,967
Technology and content	6,361	6,666	19,581	15,513
General and administrative	6,633	9,114	24,450	28,822
Total equity-based compensation	$24,214	$24,657	$76,217	$67,657
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$1,208	$1,209	$3,626	$2,436
Sales and marketing	50	50	150	79
Technology and content	122	176	459	529
Total amortization of acquired intangible assets	$1,380	$1,435	$4,235	$3,044

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	100%	100%	100%	100%
Cost of revenue	21	22	21	23
Gross profit	79	78	79	77
Operating expenses:
Sales and marketing	58	68	62	66
Technology and content	30	34	31	32
General and administrative	20	25	23	28
Total operating expenses	108	127	116	126
Loss from operations	(29)	(49)	(37)	(49)
Other income (expense):
Interest expense	(7)	(9)	(8)	(7)
Loss on debt extinguishment	—	(1)	—	—
Other income, net	2	4	2	4
Loss before income taxes	(34)	(55)	(43)	(52)
Income tax expense	—	—	—	—
Net loss	(34)%	(55)%	(43)%	(52)%
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$99,465	$82,620	$16,845	20%
Revenue was $99.5 million for the three months ended September 30, 2020, compared to $82.6 million for the three months ended September 30, 2019, an increase of $16.8 million, or 20%. The increase in revenue was primarily due to a $15.8 million, or 22%, increase in revenue from business customers, driven primarily by increases in users at our existing business customers. In addition, there was an increase of $1.1 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$20,426	$17,829	$2,597	15%
Gross profit	79,039	64,791	14,248	22%
Cost of revenue was $20.4 million for the three months ended September 30, 2020, compared to $17.8 million for the three months ended September 30, 2019, an increase of $2.6 million, or 15%. The increase in cost of revenue was primarily due to an increase of $0.8 million in employee compensation costs, including $0.2 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $0.7 million in author fees, and an increase of $0.5 million in hosting and delivery costs.
Gross profit was $79.0 million for the three months ended September 30, 2020, compared to $64.8 million for the three months ended September 30, 2019, an increase of $14.2 million, or 22%. The increase in gross profit was the result of the increase in our revenue during the three months ended September 30, 2020. Gross margin increased from 78% for the three months ended September 30, 2019 to 79% for the three months ended September 30, 2020 due to a decrease in author fees as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$57,206	$55,797	$1,409	3%
Technology and content	29,345	27,847	1,498	5%
General and administrative	20,366	20,844	(478)	(2)%
Total operating expenses	$106,917	$104,488	$2,429	2%
Sales and Marketing
Sales and marketing expenses were $57.2 million for the three months ended September 30, 2020, compared to $55.8 million for the three months ended September 30, 2019, an increase of $1.4 million, or 3%. The increase was primarily due to an increase of $9.1 million in employee compensation costs, including $2.2 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $3.6 million in travel expenses as a result of the COVID-19 pandemic, an increase of $1.8 million in deferred contract acquisition costs, and a decrease of $2.3 million in marketing and event costs as a result of shifting our annual user event to a virtual-only experience in response to the COVID-19 pandemic.
Technology and Content
Technology and content expenses were $29.3 million for the three months ended September 30, 2020, compared to $27.8 million for the three months ended September 30, 2019, an increase of $1.5 million, or 5%. The increases were primarily due to an increase of $3.0 million in employee compensation costs, as we added headcount to support our growth. This increase was partially offset by a decrease of $0.7 million in travel expenses as a result of the COVID-19 pandemic and a decrease of $0.3 million in equity-based compensation.
General and Administrative
General and administrative expenses were $20.4 million for the three months ended September 30, 2020, compared to $20.8 million for the three months ended September 30, 2019, a decrease of $0.5 million, or 2%. The decrease was primarily due to a decrease of $2.5 million in equity-based compensation, as certain stock options granted at the time of the IPO have vested. In addition, there was a decrease of $0.8 million in travel expenses as a result of the COVID-19 pandemic. These decreases were partially offset by an increase of $2.2 million in employee compensation costs and an increase of $0.5 million in overhead costs, as we added headcount to support our growth.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(7,409)	$(7,412)	$3	—%
Loss on debt extinguishment	—	(950)	950	NM
Other income, net	1,992	3,001	(1,009)	(34)%
We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment.
Other income, net decreased primarily as a result of a decrease of market interest rates earned on our investments.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$286,876	$228,099	$58,777	26%
Revenue was $286.9 million for the nine months ended September 30, 2020, compared to $228.1 million for the nine months ended September 30, 2019, an increase of $58.8 million, or 26%. The increase in revenue was primarily due to a $56.7 million, or 29%, increase in revenue from business customers, driven primarily by increases in users at our existing business customers. In addition, there was an increase of $2.1 million in revenue from individual customers.
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$59,151	$52,344	$6,807	13%
Gross profit	227,725	175,755	51,970	30%
Cost of revenue was $59.2 million for the nine months ended September 30, 2020, compared to $52.3 million for the nine months ended September 30, 2019, an increase of $6.8 million, or 13%. The increase was primarily due to an increase of $2.5 million in employee compensation costs, including $0.5 million in equity-based compensation, as we added headcount to support our growth. In addition, there was an increase of $2.0 million in author fees, an increase of $1.8 million in amortization of acquired intangible assets and course creation costs, and an increase of $1.4 million in depreciation expense.
Gross profit was $227.7 million for the nine months ended September 30, 2020, compared to $175.8 million for the nine months ended September 30, 2019, an increase of $52.0 million, or 30%. The increase in gross profit was the result of the increase in our revenue during the nine months ended September 30, 2020. Gross margin increased from 77% for the nine months ended September 30, 2019 to 79% for the nine months ended September 30, 2020 due to a decrease in author fees as a percentage of revenue.
Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$177,380	$150,014	$27,366	18%
Technology and content	89,003	72,937	16,066	22%
General and administrative	66,733	63,610	3,123	5%
Total operating expenses	$333,116	$286,561	$46,555	16%
Sales and Marketing
Sales and marketing expenses were $177.4 million for the nine months ended September 30, 2020, compared to $150.0 million for the nine months ended September 30, 2019, an increase of $27.4 million, or 18%. The increase was primarily due to an increase of $33.4 million in employee compensation costs, including $8.4 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by an increase of $3.8 million in deferred contract acquisition costs and a decrease of $3.5 million in travel expenses as a result of the COVID-19 pandemic.
Technology and Content
Technology and content expenses were $89.0 million for the nine months ended September 30, 2020, compared to $72.9 million for the nine months ended September 30, 2019, an increase of $16.1 million, or 22%. The increase was primarily due to an increase of $18.8 million in employee compensation costs, including $4.0 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $1.2 million in travel expenses as a result of the COVID-19 pandemic and an increase of $0.9 million in capitalized software development costs.
General and Administrative
General and administrative expenses were $66.7 million for the nine months ended September 30, 2020, compared to $63.6 million for the nine months ended September 30, 2019, an increase of $3.1 million, or 5%. The increase was primarily due to an increase of $7.2 million in employee compensation costs and an increase of $1.6 million in allocated overhead costs, as we added headcount to support our growth. These increases were partially offset by a decrease of $4.4 million in equity-based compensation, as certain stock options granted at the time of the IPO vested. In addition, there was a decrease of $1.2 million in travel expenses as a result of the COVID-19 pandemic.

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(21,799)	$(16,436)	$(5,363)	33%
Loss on debt extinguishment	—	(950)	950	NM
Other income, net	6,429	8,783	(2,354)	(27)%
Interest expense increased primarily as a result of the increase in contractual interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment.
Other income, net decreased primarily as a result of a decrease of market interest rates earned on our investments.
Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Non-GAAP gross profit	$80,569	$66,140	$232,271	$178,564
Non-GAAP gross margin	81%	80%	81%	78%
Non-GAAP operating loss	$(1,398)	$(13,272)	$(20,418)	$(35,246)
Free cash flow	$(14,861)	$(6,585)	$(30,129)	$(15,264)
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
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and purchases of our content library and other intangible assets. We consider free cash flow to be an important measure because it measures the amount of cash we spend or generate and reflects changes in our working capital.
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
We compensate for these limitations by providing a reconciliation of non-GAAP gross profit, non-GAAP operating loss, and free cash flow to the related GAAP financial measures, gross profit, loss from operations, and net cash provided by (used in) operating activities, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, and free cash flow in conjunction with their respective related GAAP financial measures.
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$79,039	$64,791	$227,725	$175,755
Equity-based compensation	312	138	878	355
Amortization of acquired intangible assets	1,208	1,209	3,626	2,436
Employer payroll taxes on employee stock transactions	10	2	42	18
Non-GAAP gross profit	$80,569	$66,140	$232,271	$178,564
Gross margin	79%	78%	79%	77%
Non-GAAP gross margin	81%	80%	81%	78%
The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Loss from operations	$(27,878)	$(39,697)	$(105,391)	$(110,806)
Equity-based compensation	24,214	24,657	76,217	67,657
Amortization of acquired intangible assets	1,380	1,435	4,235	3,044
Employer payroll taxes on employee stock transactions	545	333	2,920	3,106
Secondary offering costs	—	—	1,260	918
Acquisition-related costs	341	—	341	835
Non-GAAP operating loss	$(1,398)	$(13,272)	$(20,418)	$(35,246)
The following table provides a reconciliation of net cash (used in) provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net cash (used in) provided by operating activities	$(2,352)	$(2,175)	$6,693	$(3,823)
Less: Purchases of property and equipment(1)	(10,706)	(3,029)	(31,226)	(7,619)
Less: Purchases of content library	(1,803)	(1,381)	(5,596)	(3,822)
Free cash flow	$(14,861)	$(6,585)	$(30,129)	$(15,264)
(1)Purchases of property and equipment included cash paid for the construction of tenant improvements at our new headquarters in Utah of $7.6 million and $22.5 million for the three and nine months ended September 30, 2020, respectively.
Liquidity and Capital Resources
As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents, restricted cash and cash equivalents, and investments totaling $536.9 million, which were held for working capital purposes. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, the issuance of the Notes, and our net cash provided by operating activities.
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
The following table shows cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$6,693	$(3,823)
Net cash used in investing activities	(17,122)	(586,903)
Net cash provided by financing activities	9,136	528,382
Effect of exchange rate change on cash, cash equivalents, and restricted cash and cash equivalents	81	(108)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(1,212)	$(62,452)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2020 of $6.7 million was primarily due to a net loss of $121.0 million and the net change in assets and liabilities of $3.9 million, offset by equity-based compensation of $76.2 million, amortization of debt discount and issuance costs of $20.1 million, amortization of deferred contract acquisition costs of $19.0 million, depreciation of property and equipment of $8.9 million, and amortization of acquired intangible assets of $4.2 million. The net change in operating assets and liabilities was primarily due to an increase in deferred contract acquisition costs of $22.5 million, a decrease in deferred revenue of $5.6 million, an increase in prepaid expenses and other assets of $4.2 million, a decrease in lease liabilities of $3.6 million, and a decrease of accounts payable of $3.1 million, partially offset by a decrease of accounts receivable of $23.5 million, an increase of accrued expenses and other liabilities of $6.9 million, and a decrease of right-of-use assets of $4.5 million.
Cash used in operating activities for the nine months ended September 30, 2019 of $3.8 million was primarily due to a net loss of $120.1 million, partially offset by equity-based compensation of $67.7 million, amortization of deferred contract acquisition costs of $17.3 million amortization of debt discount and issuance costs of $15.1 million, depreciation of property and equipment of $7.0 million, a favorable change in operating assets and liabilities of $5.3 million, amortization of acquired intangible assets of $3.0 million, and loss on debt extinguishment of $1.0 million. The net change in operating assets and liabilities was primarily due to an increase in the deferred revenue balance of $22.5 million, an increase in accrued expenses and other liabilities of $5.2 million and a decrease in right-of-use assets of $4.3 million, partially offset by an increase in deferred contract acquisition costs of $18.7 million, a decrease of lease liabilities of $5.1 million, and an increase in prepaid expenses and other assets of $3.5 million.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2020 of $17.1 million was due to purchases of property and equipment of $31.2 million, purchases of our content library of $5.6 million, purchases of investments of $427.1 million, partially offset by proceeds from maturities of short-term investments of $446.8 million. The increase in purchases of property and equipment is largely due to cash paid for the construction of tenant improvements at our new global headquarters in Utah, which was approximately $22.5 million during the nine months ended September 30, 2020.
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
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2020 of $9.1 million was due to proceeds from the issuance of common stock from employee equity plans of $14.7 million, partially offset by taxes paid related to net share settlement of $5.6 million.
Cash provided by financing activities for the nine months ended September 30, 2019 of $528.4 million was due to net proceeds from the issuance of the Notes of $616.7 million, proceeds from the issuance of common stock from employee equity plans of $14.9 million and the proceeds from terminations of Capped Calls related to repurchases of convertible senior notes of $1.3 million, partially offset by the purchase of the Capped Calls of $69.4 million and the repurchases of the Notes of $35.0 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, and December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in “Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in our Annual Report. There have been no significant changes to these policies for the three months ended September 30, 2020, except as noted in “Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2020, we had cash, cash equivalents, restricted cash and cash equivalents, and investments of $536.9 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
As of September 30, 2020, we had $593.5 million in aggregate principal amount of Notes outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2020, the fair value of the Notes was estimated to be $528.8 million. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Item 1A. Risk Factors
Risk Factors

For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in our Annual Report and each of our Quarterly Reports filed in 2020 with the SEC on Form 10-Q, which sections are incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC
10.1	Fourth Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of July 14, 2020.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PLURALSIGHT, INC.

		By:	/s/ Aaron Skonnard
Date:	November 5, 2020		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

		By:	/s/ James Budge
Date:	November 5, 2020		James Budge Chief Financial Officer