Form 10-K
period 2020-12-31
Pluralsight, Inc.
filed 2021-02-26
CIK 1725579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion based on the closing price of a share of common stock on June 30, 2020 as reported by the Nasdaq Global Select Market, or Nasdaq, for such date. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 11, 2021, the registrant had 148,534,713 shares of common stock outstanding, consisting of 123,022,971 shares of Class A common stock, 12,003,335 shares of Class B common stock, and 13,508,407 shares of Class C common stock.

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
This Annual Report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements, which are subject to a number of risks, uncertainties and assumptions about us, generally relate to future events or our future financial or operating performance. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “target,” “project,” “contemplate,” or the negative version of these words and other comparable terminology that concern our expectations, strategy, plans, intentions or projections. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our ability to achieve the anticipated benefits of the Merger with Lake Holdings (each as defined below);
•the extent of disruption to our business caused by the Merger with Lake Holdings and its effect, if any with our customers, including the potential disruption if the Merger is not completed;
•our ability and strategies to attract new customers and retain and expand our relationships with existing customers;
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
•our ability to attract and retain key employees and qualified technical and sales personnel in a market with intensifying competition;
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

PART I
Item 1. Business.
Overview
Pluralsight is a leading technology workforce development platform committed to closing the global technology skills gap. Learners on our platform can acquire today’s most valuable technology skills through high-quality learning experiences delivered by subject-matter experts. Real-time measurement and assessment of a learner’s performance on our platform provides technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Our platform empowers teams to keep up with the pace of technological change, puts the right people on the right projects, and boosts productivity.
With our Pluralsight Skills offerings, individuals and teams can quickly acquire today’s most valuable technology skills through high-quality skill development experiences, such as a curated library of expert-authored courses, directed learning paths, interactive content, and hands-on learning capabilities, or Labs. Our platform is powered by Iris, our proprietary machine learning driven skill and role assessment algorithm and recommendation engine, which enables businesses to more effectively quantify and develop skills across technologies. Through our platform, we provide businesses with visibility into strengths of their workforce, allowing them to better allocate resources, provide targeted skill development that aligns with business objectives, and advance the skills of their teams.
Our Pluralsight Flow product gives technology leaders objective data and visibility into workflow patterns to measure the productivity of their software developers. Pluralsight Flow aggregates data from code commits, pull requests and tickets, and packages this data into actionable productivity metrics. It gives technology leaders a data-driven view of their development process to enable their teams to be more successful by debugging development processes and resolving bottlenecks.
Together, our products enable teams to develop, measure and deploy critical skills at scale and deliver products faster. We provide businesses with visibility into the strengths of their workforce, allowing them to better align resources, provide targeted skill development, and advance the skills of their teams. Ultimately, our mission is to democratize technology skills.
We continue to expand our product offerings both organically and inorganically through acquisitions. In October 2020, we acquired DevelopIntelligence, a provider of strategic skills consulting and virtual instructor-led training, or ILT, for IT, software development, and engineering teams. We believe the acquisition will enhance our professional services offerings to create tailored, hands-on upskilling solutions to further drive digital transformation efforts. In January 2021, we acquired Next Tech, a provider of cloud-based computing environments to enable the authoring and hosting of labs in software development, data science and machine learning. The Next.Tech acquisition enables us to offer a more comprehensive solution by combining video content from our authors with hands-on experience.
Closing the global technology skills gap requires more than success in our commercial business. That is why we created Pluralsight One, our social impact initiative, committed to serving marginalized populations that our commercial business will not reach. Refer to our “Social Impact” discussion in Part II, Item 7 of this Annual Report on Form 10-K.
In recent years, we reached significant scale in users and our customer base, which span over 180 countries across the globe. As of December 31, 2020, we had 17,599 business customers, including over 1,900,000 business users, compared to approximately 980,000 business users as of December 31, 2019.
We achieved significant growth in recent periods. For the years ended December 31, 2020, 2019, and 2018, our revenue totaled $391.9 million, $316.9 million, and $232.0 million, respectively, which represents year-over-year growth of 24%, 37%, and 39%, respectively. Our revenue from business customers for the same periods was $343.8 million, $271.8 million, and $188.2 million, respectively, representing year-over-year growth of 26%, 44%, and

50%. Our net loss for the years ended December 31, 2020, 2019, and 2018, was $164.1 million, $163.6 million, and $146.8 million, respectively, which reflects our substantial investments in the future growth of our business.
Recent Developments
On December 11, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pluralsight Holdings, LLC, a Delaware limited liability company and subsidiary of the Company, or Pluralsight Holdings and, together with the Company the Pluralsight Parties, Lake Holdings, LP, a Delaware limited partnership, or Parent I, Lake Guarantor, LLC, a Delaware limited liability company, or Parent II and together with Parent I, the Parent Entities, Lake Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Parent I, or Merger Sub I, and Lake Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent II, or Merger Sub II and together with Merger Sub I, the Merger Subs and, together with the Parent Entities, the Buyer Parties, providing for the merger of Merger Sub II with and into Pluralsight Holdings, or the Holdings Merger, with Pluralsight Holdings continuing as the surviving entity in the Holdings Merger. The Merger Agreement also provides for the merger of Merger Sub I with and into the Company, or the Company Merger and, together with the Holdings Merger, the Mergers, with Pluralsight continuing as the surviving corporation in the Company Merger. The Parent Entities and the Merger Subs are affiliates of Vista Equity Partners Fund VII, L.P., a Cayman Islands exempted limited partnership, or Vista.
If the Mergers are completed, at the effective times of the Mergers: (i) each share of Class A common stock outstanding as of immediately prior to the effective time of the Company Merger (except as otherwise provided in the Merger Agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $20.26, without interest and (ii) each common unit of Pluralsight Holdings, or Holdings units outstanding as of immediately prior to the effective time of the Holdings Merger (except as otherwise provided in the merger agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $20.26 per share, without interest.
In addition, at the effective time of the Company Merger, each share of Class B common stock and each share of Class C common stock which correspond on a one-for-one basis with the Holdings units, outstanding as of immediately prior to the effective time of the Company Merger (except as otherwise provided in the merger agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $0.0001, without interest, as provided in the amended and restated certificate of incorporation of Pluralsight.
Certain of our stockholders presently publicly oppose the Mergers and may attempt to solicit our stockholders to vote against the Mergers. There are also legal proceedings pending regarding the Merger. For more information regarding these matters, please see Risk Factors—“Risks Related to Entering into a Definitive Agreement to Be Acquired” and Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Platform
Our platform provides businesses the solutions that they need to upskill teams into modern roles and improve workflow efficiency. The key components of our platform’s products, Pluralsight Skills and Pluralsight Flow, include:
Pluralsight Skills
•Skill and Role Assessments: Our assessment tool uses machine learning and advanced algorithms to measure a user’s skills, benchmark that user against others in the industry, and recommend opportunities for growth. Users are provided with a Skill IQ that quantifies if a user is a novice, proficient, or expert within technologies such as AngularJS, C#, and Java. Role IQ allows our users to quantify and develop a collection of skills that are required for success in technology roles. This provides greater clarity around the technology skills required for a specific job role and a clear path to concept mastery. For example, we have Role IQ’s for common technology roles including: Security Analyst, React Web Developer, and Cloud Architect. Skills assessments can be mapped to a defined role in order to benchmark a user’s technical proficiency against what is required to master that role.

We provide a modern skill assessment experience that gives businesses a credible, adaptable, and efficient model for validating technology skills.
•Course Library: Our course library includes a digital ecosystem of thousands of on-demand courses across a range of technology subject areas, including cloud, mobile, security, IT, and data, which was recently enhanced by our acquisition of DevelopIntelligence. Video courses, or videos, are organized by modules and clips and are searchable, so users can either take an entire course or target an area for a specific need. The majority of our courses are transcribed, and once transcribed, are available with closed captioning in over 100 languages. We built our exclusive course library primarily by engaging our world-class community of subject-matter experts, or authors, who create content for us and share in our success by receiving revenue-share amounts based on the viewing of their content. In addition, our platform offers several opportunities for hands-on practice, including Labs, interactive courses, and projects. Labs provide a provisioned environment with step-by-step guidance to gain real world experience in solutions like AWS, Google Cloud, and Azure. Interactive courses offer an in-browser developer environment that allows users to practice as they learn through coding challenges with real-time feedback. Our projects feature extends the practice modules to the user’s local coding environment, allowing users to apply knowledge to real-world, on-the-job scenarios.
•Paths: Based on either an assessment or a user’s goals, our directed learning paths are personalized to take users through a set of courses designed to help them master a particular subject area and not spend time reviewing content that they already know. Businesses can customize learning paths to meet company-specific objectives and roles.
•Business Analytics: Our business analytics tools enable business customers to index the technology skills of their teams, align learning to key business objectives, determine the usage of our platform, examine trends in skill development, and quantify the impact of our platform on their business.
•Priorities: Our priorities tool offers technology leaders curated channels and channel groups comprised of content and assessments that align to a specific priority. With priorities, technology leaders have the option to identify and designate a technology priority, select the applicable channels and channel groups containing content and assessments that support that priority, then measure over time engagement and skill development toward that priority.
Pluralsight Flow
•Pluralsight Flow aggregates historical source control and ticketing data to provide insights and productivity metrics to software developers and their leaders. The metrics within Pluralsight Flow visualize code commits and code reviews to help leaders and teams observe dynamics and patterns in the code development process. Code commit metrics show leaders the time software developers spend on reworking legacy code by providing concrete data around commit risk and code churn. Code review metrics evaluate productivity and help leaders observe team dynamics and patterns in the code review process. Team collaboration metrics help leaders manage knowledge distribution and teamwork dynamics that may be impacting cycle times and software code quality. The delivery module component of Pluralsight Flow provides insights into the overall software cycle identifying hotspots and blockers, highlighting trends and patterns, and providing transparency to teams on the movement of tickets through the workflow.
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
Align skill development to learning styles and business needs
We view skill development as a holistic process. Our integrated platform combines skill and role assessments, a curated library of expert-authored courses, directed learning paths, business analytics, Labs, interactive courses, and projects to ensure that learners are taking the courses most useful to them and demonstrating comprehension of the subject matter. Through our skill assessment engine, powered by Iris, we are able to assess the proficiency of a user in a role or a topic through adaptive tests and provide a Skill IQ or Role IQ. By gathering such insights from our platform, businesses can understand skills gaps, benchmark employees against consistent standards, and address skill development needs in an efficient and targeted manner.
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
Cost effective technology skills platform
We believe our pricing model provides a significant cost advantage compared to traditional technology skill development offerings. As our customers’ industries and business models evolve, they require a learning solution that helps them deliver key innovations with demanding time and budgetary constraints. Our business subscriptions published pricing ranges from $579 to $779 per user per year for Pluralsight Skills, providing what we believe to be a significant cost advantage over alternative solutions. In addition, our platform can be deployed with little to no implementation services required.
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

Our platform is designed for the professional technologist but it can be used by anyone, at any skill level, who has an interest in improving their technology skills. We offer a range of courses from novice to expert skill levels, with significant granularity within each topic so users can access the content most relevant to their specific needs. We utilize a cloud-based delivery model that enables us to regularly make new content available to users and allows businesses to deliver consistent skill development across distributed workforces. Users can access our platform to learn anytime and anywhere. Pluralsight applications are delivered on demand and across a range of devices and operating systems, including iOS, Android, Windows, and Mac. In addition, Pluralsight applications are available for TV applications, including Amazon Fire TV, Apple TV, and Chromecast.
Growth Strategy
We are pursuing the following principal strategies to drive our growth:
Expand deployments within our customer base
We utilize a land-and-expand strategy within businesses, beginning with either individual users or departmental deployments. Our Skills platform is used by individuals, software developer groups, IT departments, line of business users, and human resources. Historically we have expanded from small teams to departments to business-wide deployments of our platform. We intend to drive increased sales to existing customers by targeting new users, departments, and geographies with current and new offerings and capabilities. In addition, as we expand our product offerings, such as the addition of Pluralsight Flow, we intend to drive increased sales to our existing customers through cross-sell efforts. As an example of our expansion potential within our customer base, our 25 largest customers as of December 31, 2020 expanded their annual spend by approximately 40 times the amount they spent in the year of their initial purchase.
Grow our business customer base
We have a large direct sales force to focus on business sales and have aligned our sales team’s compensation structure to fit this objective. We intend to pursue a greater proportion of large scale, recurring business transactions and to more effectively drive business customer engagement throughout the life of the relationship. As an example of our ability to increase customer engagement, as of December 31, 2020, the number of customers with annual subscription revenue greater than $1,000,000 had grown by 59% when compared to December 31, 2019. We will continue to expand our platform capabilities to deliver additional value to our business customers. Our sales force educates business customers on the strengths of our platform to help customers make informed decisions and create a customized and unified end-to-end learning experience for their businesses.
Geographic Expansion
We see a significant opportunity to expand our reach internationally. We have customers in over 180 countries around the world and continue to develop our sales teams in Europe and in the Asia Pacific region to further address these large markets impacted by rapidly changing technologies.
Strategic Acquisitions
Strategic acquisitions have enabled us to scale our business, expand our course library, add features to our platform, and address new areas of technology in high demand by our customers. Over the past eight years, we made eleven targeted strategic acquisitions, which allowed us to expand our course library, author base, platform capabilities and product offerings. For example, the acquisition of DevelopIntelligence in October 2020 furthers our mission of being the most effective path to technology skill development. The addition of ILT and virtual ILT offerings allows us to fill even more upskilling and reskilling needs of our enterprise customers through custom, hands-on instructor-led training, pairing well with our Skills platform. In January 2021, we acquired Next Tech, a provider of cloud-based computing environments to enable the authoring and hosting of labs in software development, data science and machine learning. The Next Tech acquisition enables us to offer a more comprehensive solution by combining video content from our authors with hands-on experience.

We have proven success with identifying core capabilities in the market, acquiring talent and technology, and integrating these assets into our platform for a unified user experience. We may continue selectively adding content and platform capabilities through acquisitions that enhance value to our customers.
Expand course library and offer additional platform features
We plan to continue expanding our course library to address the most relevant topics for users. We anticipate continued strong growth in our technology skills platform as we build out content in new areas like cloud, data science, data engineering, artificial intelligence, machine learning, and security.
We introduced and acquired several platform features that have been integrated into our cloud-based technology skills platform, including improved reporting and visualization features for company leadership. We will continue adding more features to our platform over time which we believe will strengthen our position as the go-to platform for technology leaders to deliver on their innovation strategies.
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
Based on the size of our author community and the related depth and breadth of technical knowledge, we have the ability to consistently deliver current and relevant content to keep pace with technology’s fast pace of change. For example, in 2020, our authors published courses on average within 69 days of being engaged to create the course.

Pluralsight Flow
Our proprietary software utilizes code commits, pull requests and ticket data to process, analyze and visualize software developer coding activities into actionable metrics. We have created a number of metrics designed to measure the volume, type, and complexity of each code commit. Our solution is designed to work with a variety of commonly-used software coding and IT ticketing environments.
Technology and Content Team
In conjunction with machine learning and data science, our technology and content teams use a human-centered design and development approach to engage with customers, users, and industry analysts through interviews and surveys on a frequent basis to understand customer needs and general industry trends to enhance our platform and course library. This allows us to build a platform that is uniquely positioned to deliver a highly personalized journey that focuses on the user and provides deep business analytics. The primary function of our technology team is to evaluate new technologies, determine the best technologies to create for our platform, incorporate new features and functionality into our platform to improve user experience, and ensure our solutions are delivered seamlessly, as well as to ensure that our platform is resilient and available to our customers at any time. Our content team tracks subject-matter experts across a variety of categories, researches the latest technology trends and adoption within businesses, and works with our authors to create high-quality content which addresses the needs of our customers.
As of December 31, 2020, we had over 485 employees in our technology and content organization. We intend to continue investing in our technology and content organization to strengthen our existing platform and add new capabilities to enhance our value to customers.
Seasonality
Our quarterly results of operations may fluctuate due to various factors affecting our performance. We have historically experienced seasonality in terms of when we enter into agreements with customers. We typically enter into a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year and usually during the last month within each quarter. The increase in customer agreements entered into in the fourth quarter is generally attributable to large enterprise buying patterns typical in the software industry. During the fourth quarter of 2020, we recognized 27% of our revenue, and recorded 35% of our total billings. As the terms of most of our customer agreements are measured in full year increments, agreements initially entered into in the fourth quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected in our billings, and to a lesser extent, our revenue. We generally recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenue until future periods.
Customers
As of December 31, 2020, we had 17,599 business customers on our platform. We experienced rapid growth within large businesses. Our client base is diversified across industries, such as financial services, internet, technology, healthcare, media and entertainment, consumer goods and retail, transportation and logistics, government contractors, manufacturing, energy, education, and professional services.
Sales and Marketing
Our Skills platform is designed to be easy to access and use, which allows both individual and business customers to seamlessly purchase subscriptions to, and deploy, our platform. Accordingly, for the year ended December 31, 2020, approximately 21% of our revenue was derived from self-service subscriptions to our platform without any direct interaction with our sales team. Our self-service deployments are typically to small business teams and individual customers, which represent the “top of the funnel” for larger deployments, bringing our technology into the workplace and proliferating usage within a business.

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
Employees and Human Capital Management
As of December 31, 2020, we had approximately 1,700 full-time employees, of which over 1,400 are based in the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are good.
We are committed to attracting top talent, providing career development opportunities for employees, retaining employees through competitive total rewards programs, creating diversity within our global workforce, and instilling a sense of belonging among employees.
•Employee Engagement: Through quarterly surveys, company-wide town halls, department-level meetings, and exit interviews, we provide all employees with the opportunity to share their opinions and feedback on our strategy, culture, and employee experience. We measure and analyze the results of engagement surveys, in particular, to enhance the employee experience, promote retention, and drive change within our people programs.
•Talent Training and Development: We offer numerous talent training and development programs to team members, including tuition and professional development reimbursement programs. We developed career ladders for the majority of our roles, empowering our team members to monitor and manage the trajectory and progression of their role and field. We instituted performance agreements for every team member, which are directly tied to departmental and company objectives and key results. Additionally, we provide skills training through our platform and leadership training to managers. Lastly, Pluralsight leaders provide countless hours of one-on-one and group coaching to help them achieve their goals.
•Diversity and Belonging: We are committed to improving our demographics and creating a more diverse workplace because it aligns with our mission and creates a strong experience for team members. An example of this is showcased in the development of our internship program with Howard University, a historically black college/university. We are increasing our focus on education around cultural competency and implicit bias, and running audits of programs and processes, knowing that if systemic inequities exist in our programs, they will disproportionately affect team members of historically marginalized communities. We want all team members to feel safe and celebrated for who they are, and have three Employee Resource Groups focused on building inclusive communities: Women@Pluralsight, seeColor (BIPOC), and PRIDE. Breaking barriers and creating equal access to opportunity is inherent in our mission to democratize technology skills.
•Talent Recruitment and Hiring Processes: As we focus more deeply on diversity and belonging, we have also brought this focus into our talent acquisition programs and processes. We partnered with Howard University in 2020 to onboard interns. We also worked with YearUp, a Boston organization that brings top companies and talented young adults together to power business, launch careers, and build community. Our implicit bias and interview training for hiring managers is aimed at helping them understand where they might be unconsciously bringing biases to the hiring process. We also broadened our set of sources to identify and locate talent with the intention of increasing diversity at the top of the recruiting funnel.

•Safety: In response to the COVID-19 pandemic, Pluralsight has shifted its global workforce fully remote. We did this to prioritize the health and safety of our team members’ families and communities. We have developed a COVID-19 policy and plan for our office locations once we are able to reopen.
•Health and Wellness: As part of our total rewards package, team members are permitted to seek reimbursement for health and wellness expenses. To help team members navigate some of the unique challenges of 2020, we offered recorded meditation and yoga videos, mental health seminars, among others.
•Compensation and Benefits: We offer team members competitive base salaries and a bonus or commission plan depending on the role. We also provide employee equity programs; cover 100% of the premiums for health, medical and dental insurance; and offer unlimited PTO and generous parental and medical leave programs. Team members can participate in a 401(k) (or similar pension programs depending on the country) with employer matching; obtain tuition assistance; and utilize our remote work policy.
Among our achievements in 2020 are being recognized by Great Place to Work® and FORTUNE as one of the 100 Best Companies to Work For, a Best Workplace for Technology, and a Best Workplace for Millennials.
Below are graphical depictions of the demographics of our employee population as of September 2020. More information regarding our Diversity & Belonging report is available on our website at https://www.pluralsight.com/about/diversity-and-belonging. Information contained on, or that can be accessed through, this website is not intended to be incorporated by reference into this Annual Report on Form 10-K, and references to this website address in this Annual Report on Form 10-K are inactive textual references only.

Competition
The market for technology workforce development is highly competitive, rapidly evolving, and fragmented. We expect competition to continue to accelerate and intensify in the future as competitors bundle new and more competitive offerings with their existing products and services, and as products and product enhancements are introduced into our market. There are relatively modest barriers to entry in our industry, as well as low switching costs relative to the broader enterprise software sector. In addition, the emergence of new, highly capitalized competition and free or ad-supported offerings (e.g., leveraging YouTube, GitHub and similar platforms) has accelerated and intensified competitive pressures.
We compete directly or indirectly with:
•ILT vendors, such as Global Knowledge, General Assembly, and New Horizons;
•legacy e-learning services, such as Skillsoft and O’Reilly;
•certification and training courses, such as A Cloud Guru and CBT Nuggets;
•individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity;
•engineering analytics tools, such as Code Climate, Waydev, and BlueOptima; and
•free solutions, such as YouTube.
We believe the principal competitive factors in our market include the following:
•breadth, depth, and quality of content library;
•platform features and functionality;
•reliability and scalability;
•performance;
•user experience;
•brand;
•security and privacy;
•price;
•accessibility across several devices, operating systems, and applications;
•third-party and customer integration;
•effectiveness and quality of support and professional services;
•customer, technology, and platform support; and
•continued innovation.
We believe we compete favorably across these factors and are largely uninhibited by legacy constraints. However, many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases, and significantly greater resources for the development of their offerings. Moreover, because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles, or lower marketing costs, could introduce new products and services that disrupt our market and better address the needs of our customers and potential customers. Competitive pressures have in the past and may in the future result in lower retention, higher sales and marketing spending and slower growth.
Intellectual Property
We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. We believe our intellectual property rights are valuable and important to our business.
As of December 31, 2020, we had three pending patent applications and two published patent applications in the United States and abroad. These patent applications seek to protect our proprietary inventions relevant to our business.
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
Our Organizational Structure
In May 2018, we completed an initial public offering, or IPO. Our IPO was conducted through what is commonly referred to as an “UP-C” structure. In connection with the IPO and the UP-C structure, we completed the following transactions, referred to as the Reorganization Transactions:
•The Fourth LLC Agreement of Pluralsight Holdings was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units into a single class of LLC Units.
•Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.
•The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units, or the Continuing Members. Class B and Class C common stock have voting rights but no economic rights.
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
Corporate Information
We were incorporated in Delaware in December 2017. Our principal executive offices are located at 42 Future Way, Draper, Utah 84020, and our telephone number is (801) 784-9007. Our Class A common stock is listed on Nasdaq under the symbol “PS.” Our corporate website address is http://www.pluralsight.com. Information contained on or accessible through our website is not part of this report. “Pluralsight,” our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this report are the property of Pluralsight, Inc., Pluralsight Holdings, LLC, and their subsidiaries. Other trademarks and trade names referred to in this report are the property of their respective owners.
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

Item 1A. Risk Factors
Summary of Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:
•We face risks relating to the proposed Mergers with Vista.
•If our business customers do not expand their use of our platform beyond their current organizational engagements or renew their existing contracts with us, our ability to grow our business and improve our results of operations may be adversely affected.
•Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
•If we do not expand our course library effectively or develop new platform features that respond to constantly evolving technologies and the needs of our customers, our business and results of operations could be adversely affected.
•If we are unable to mitigate the risks associated with serving our business customers, while increasing sales of our platform subscriptions to these customers, our business, financial condition, and results of operations could suffer.
•Market adoption of cloud-based learning solutions is new and unproven and may not grow as we expect, which may harm our business and results of operations, and even if market demand increases, the demand for our platform may not increase.
•The market in which we participate is competitive, and if we do not compete effectively, our results of operations could be harmed.
•Our future performance partly depends on attracting and retaining authors and producing content that addresses our customers’ needs.
•Our quarterly and annual results of operations may be difficult to predict because they may vary significantly, and if we fail to meet the expectations of investors or securities analysts, our stock price could decline.
•The impact of the COVID-19 pandemic has affected and may continue to materially adversely affect our stock price, business operations, and overall financial performance.
•Our principal asset is our interest in Pluralsight Holdings, and we are dependent upon Pluralsight Holdings and its consolidated subsidiaries for our results of operations, cash flows, and distributions, since we have no means to independently generate them.
•Our ability to pay taxes and expenses, including payments under the Tax Receivable Agreement, or TRA, may be limited by our structure.
•We will be required to pay the TRA Members for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.
•The multi-class structure of our common stock has the effect of concentrating voting control with Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman; which limits or precludes your influence as a stockholder on corporate matters and may have a negative impact on the price of our Class A common stock.

Risks Related to Our Business and Our Industry
The impact of the COVID-19 pandemic has affected and may continue to materially adversely affect our stock price, business operations, and overall financial performance.
Since December 2019, when COVID-19 was first reported in China, it has spread globally and the WHO declared it as a pandemic in March 2020. This pandemic has and may continue to adversely affect worldwide economic activity, business operations, and financial markets. The duration and magnitude of the extent to which the COVID-19 pandemic continues to impact our stock price, business operations, and overall financial performance is unknown at this time and will depend on certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus and emergence of new strains; the measures implemented or suggested by governing bodies, such as cities, counties, states, countries, and the WHO, to slow the spread of COVID-19 (for example, the closure of businesses deemed “non-essential;” social distancing; international border closures; and travel restrictions); the extent and effectiveness of containment actions, including vaccines and their distribution; the effect on our vendors, customers, and community; the global economy and political conditions; the impact of changes to domestic and foreign legislative and tax policy in response to the COVID-19 pandemic; the health of our employees, contractors, and their families; the duration of the global COVID-19-driven recession; the rate at which vaccines are distributed and administered broadly; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. Even after the COVID-19 pandemic has subsided, we may continue experiencing adverse effects to our business as a result of its global economic impact, including the global recession . If we are not able to sufficiently manage and effectively respond to the ongoing impact of the COVID-19 outbreak, our business will be harmed.
Since March 2020 we have taken precautionary measures and made operational modifications to protect our employees, contractors, and their families, including: converting customer events, such as Pluralsight LIVE, to virtual-only experiences; temporarily closing our offices and implementing a mandatory worldwide work-from-home policy; limiting all employee travel; reducing discretionary spending; and limiting the hiring of additional personnel. In addition, we may deem it advisable to alter, postpone, convert to virtual-only or cancel entirely future in-person customer, employee, or industry events. Such restrictions may hinder our ability to interact with our prospective and existing customers in-person and host conferences and events in-person, which has and may continue to impact sales of our products and services, decrease customer satisfaction and the effectiveness of our support activities, extend sales cycles and increase attrition rates. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by local, state or federal authorities or that we determine are in the best interests of our personnel, customers, vendors and stockholders. The extent these measures will negatively affect our sales and marketing efforts, sales cycles, personnel productivity, or customer retention, any of which could harm our financial performance and business operations, is indeterminable at this time.
Technology spending by our customers or prospective customers has been and may continue to be impacted by conditions presented by the COVID-19 pandemic, including the global recession. These conditions have caused and may continue to cause them to reduce or delay their purchasing decisions, limit their ability to purchase our offerings, reduce their ability to provide payment under existing contracts, prolong payment periods, decrease our customer retention, or delay our ability to provision our products and services, all of which could adversely affect our results of operations, future sales, and overall financial performance. For example, we experienced a decrease in our dollar-based net retention rate during 2020, in part due to the impact of COVID-19, and because we calculate that metric on a twelve-month trailing period, we expect that the impact of COVID-19 on our business in 2020 may also effect our dollar-based net retention rate in future quarters.
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
Moreover, the increase in remote working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic may be subject to legal or regulatory challenge. Our platform and the other systems or networks used in our business have experienced and may continue experiencing an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to personnel working remotely using their household or personal internet networks and leverage fears promulgated by the COVID-19 pandemic. We may incur increased expenses to limit these risks. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. Although we retain errors and omissions insurance coverage for certain security and privacy damages and claim expenses, this coverage may be insufficient to compensate us for all liabilities that we may incur as a result of any actual or potential security breach, and we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. One or more claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
In the event financial markets worsen from impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from credit and market liquidity concerns. The long-term effects to the global securities markets of pandemics and other public health crises, including the ongoing COVID-19 pandemic, are difficult to estimate or predict. Concerns regarding the economic impact of the COVID-19 pandemic has caused extreme volatility in financial and other capital markets throughout the world, which may have a material adverse impact on our stock price. Further, such volatility in the global capital markets could increase the cost of capital and could adversely impact our access to capital.
The global COVID-19 outbreak and its long-term impacts on our business are not fully ascertainable at this time and difficult to predict. If our plans to ensure our business functions continue to operate effectively during and after this pandemic are unsuccessful or inadequate, our business, results of operations, financial condition, and stock price could be harmed. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
Market adoption of cloud-based learning solutions is new and unproven and may not grow as we expect, which may harm our business and results of operations, and even if market demand increases, the demand for our platform may not increase.
We believe our future success depends in part on the growth, if any, in the demand for cloud-based technology learning solutions, particularly enterprise-grade solutions. The widespread adoption of our platform depends not only on strong demand for new forms of technology learning, but also for solutions delivered via a Software-as-a-

Service, or SaaS, business model in particular. The market for cloud-based learning solutions is less mature than the market for in-person instructor-led training, or ILT, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict customer demand for our platform, customer adoption and renewal, the rate at which existing customers expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive products into the market, or the success of existing competitive products. Furthermore, even if businesses want to adopt a cloud-based technology learning solution, it may take them a long time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Some businesses may also have long-term contracts with existing vendors and cannot switch to our platform in the short term. Even if market demand for cloud-based technology learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for cloud-based technology learning solutions does not grow as we expect or demand for our platform does not increase, it could result in reduced customer spending, customer attrition, and decreased revenue, any of which would adversely affect our business and results of operations.
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
The market for professional skill development, including technology skills and engineering analytics, is highly competitive, rapidly evolving, and fragmented, and we expect competition to continue increasing and intensifying in the future. A significant number of companies developed, or are developing, products and services that compete or will compete with our offerings. There are relatively modest barriers to entry in our industry, as well as low switching costs relative to the broader enterprise software sector. The discretionary nature of our services creates significant volatility based on changes in customer budgets and timing, and we are highly susceptible to changes in market conditions. In addition, the emergence of new, highly capitalized competition and free or ad-supported offerings (e.g., leveraging YouTube, GitHub and similar platforms) has accelerated and intensified competitive pressures. This competition has in the past resulted in, and could in the future result in, decreased billings and revenue growth, increased pricing pressure, increased sales and marketing expenses and other customer acquisition costs, higher churn, lower retention and loss of market share, any of which could adversely affect our business, results of operations, and financial condition.
We face competition from consumer-centric SaaS solutions, legacy enterprise SaaS solutions, in-person ILT, and free solutions. We compete directly or indirectly with:
•ILT vendors, such as Global Knowledge, General Assembly, and New Horizons;
•legacy e-learning services, such as Skillsoft and O’Reilly;
•certification and training courses, such as A Cloud Guru and CBT Nuggets;
•individual-focused e-learning services, such as LinkedIn Learning, Udemy, and Udacity;
•engineering analytics tools, such as Code Climate, Waydev, and BlueOptima; and
•free solutions, such as YouTube.
Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, more established customer relationships, access to larger customer bases, and significantly greater resources for the development of their solutions. In addition, some of our competitors have consolidated, and continued consolidation among them may subject us to increased and intensified competitive pressures that may harm our results of operations. Further, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies or providing alternative approaches to provide similar results. We may face competition from companies entering our market, including some of the largest technology companies in the world, that could expand their offerings or acquire one of our competitors. While these companies may not currently focus on our market, they may have significantly greater financial resources and longer operating histories than we do. As a result, our competitors and potential competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions that address their technology skill needs.
Our ability to compete is subject to the risk of future disruptive technologies. If new technologies emerge delivering skill development solutions at lower prices, with greater feature sets, more efficiently, or more conveniently, such technologies could adversely impact our ability to compete. With the introduction of new technologies and market entrants, we expect competition to continue accelerating and intensifying in the future.
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
Our growth strategy is largely dependent upon increasing sales of our platform subscriptions to business customers. As we seek to increase sales to business customers, we face upfront sales costs and longer sales cycles, higher customer acquisition costs, more complex customer requirements, and volume discount requirements that we do not typically face with sales to individuals.
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
Our ability to broaden our customer base, particularly our business customer base, and achieve broader market acceptance of our platform predominately depends on the ability of our sales and marketing organizations to expand our sales pipeline and cultivate customer and partner relationships to drive revenue growth. We invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Competitive pressures may require us to further increase our sales and marketing spend. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. We have made changes to our sales senior leadership team in the past, and future changes could disrupt our operations due to logistical and administrative inefficiencies, increase costs, and result in us losing personnel with deep institutional knowledge, all of which could significantly impact our operations.
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
The majority of our content is created by subject-matter experts, or authors, who are generally not our employees. This presents certain risks to our business, including, among others:
•we may not be able to remain competitive in finding and retaining authors;
•we generally have exclusivity with our authors with respect to the specific subject matter of the courses they create for us, but they may produce content for competitors or on their own with respect to related topics and other subjects;
•our existing authors, particularly our most popular authors, may not continue creating content for us;
•the topics of content created by our authors may not address the needs of our customers;
•the content created by our authors may not meet the quality standards that our customers expect and demand, or effectively differentiate our content from that of our competitors with respect to content quality and breadth;
•the fees that we pay our authors may cease to be competitive with the market for their talent; and
•most of our content authors assign us all right and title to the course content, however certain content authors license us the right to use the course content on a non-exclusive basis, which means that those authors could license the same course content to one of our competitors.
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
Our quarterly and annual billings, revenue and results of operations fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter should not be relied upon as indicative of future performance. We may not be able to accurately predict our future billings, revenue or results of operations. Factors that may cause fluctuations in our quarterly results of operations include, but are not limited to, those listed below:
•fluctuations in the demand for our platform and the timing of sales, particularly larger subscriptions;
•our ability to attract new customers or retain existing customers;
•our existing authors, particularly our most popular authors, may not continue creating content for us;
•the content created by our authors may not address the needs of our customers and may not meet the standards that our customers expect and demand;
•changes in customer renewal rates and our ability to increase sales to our existing customers;

•our ability to anticipate or respond to changes in the competitive landscape, including consolidation among competitors;
•an increase in the length of sales cycle as a higher percentage of our billings come from larger business customers;
•our customers’ seasonal buying patterns;
•our customers’ budgeting cycles and internal purchasing priorities;
•the payment terms and subscription term length associated with our platform sales and their effect on our billings and free cash flow;
•the timing of expenses and recognition of revenue;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•the timing and success of new product feature and service introductions by us or our competitors;
•network outages;
•changes in laws and regulations that impact our business; and
•general economic and market conditions, including as a result of the impact of the COVID-19 pandemic.
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
Our future success depends on our ability to continue enhancing and introducing new content and platform features, which makes attracting and retaining qualified personnel with the requisite education, background, and industry experience crucial. As we expand our business globally, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse worldwide customer base. The current market environment is highly competitive for such talent. The loss of a significant number of our technology, content or sales personnel and their services could be disruptive to our development efforts or customer relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and business strategy, which may cause us to lose customers or increase operating expenses and may divert our attention as we seek to recruit replacements for the departed employees.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We experienced, and may continue experiencing, rapid growth and organizational change, which placed, and may continue placing, significant demands on our management and our operational and financial resources. For example, our full-time employee headcount has grown from approximately 1,100 employees as of December 31, 2018 to approximately 1,700 employees as of December 31, 2020, of which, over 1,400 are located in the United States. We operate globally, sell subscriptions to customers in more than 180 countries, and have employees in various locations in the United States, Europe, and the Asia Pacific region. We plan to continue expanding our operations into other countries in the future, which will place additional demands on our resources and operations. Simultaneously, we continue increasing the breadth and scope of our platform and our operations. To support this growth, and to manage any future growth effectively, we must continuously and efficiently improve our IT and financial infrastructures, operating and administrative systems, and management of our headcount, capital, and internal processes. Our organizational structure is becoming more complex as we grow our operational, financial, and management infrastructure and we must continuously enhance our internal controls, reporting systems and procedures. We intend to continue expanding our business by investing in technology, content, sales and marketing operations, hiring additional personnel, improving our internal controls, reporting systems and procedures, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts to larger businesses, from which we derive a significant portion of our billings and revenue, the length and variability of our sales cycle, and difficulty in adjusting our operating expenses in the short term. The length of our sales cycle, from identification of the opportunity to delivery of access to our platform, varies significantly from customer to customer, with sales to larger businesses typically taking longer to complete. In addition, as we continue increasing our sales to larger businesses, we face longer, more complex customer requirements and substantial upfront sales costs. With larger businesses, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger businesses may require us to invest more time educating these potential customers. Moreover, sales to larger businesses tend to require more complex and sophisticated procurement negotiations which increase the length and cost to acquiring larger businesses. Purchases by larger businesses are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which may impede our efforts to reach agreement on the terms of the sale to larger businesses.
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
Additionally, our international sales and operations are subject to a number of risks, including, but not limited to, the following:
•unexpected costs and errors in tailoring our products for individual markets, including translation into foreign languages and adaptation for local practices;
•difficulties in adapting to customer desires due to language and cultural differences;
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;
•theft of intellectual property, data and technology through intrusion by foreign actors, those affiliated with or controlled by state actors, and private parties;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, trade wars or potential changes in trade relations arising from policy initiatives implemented by the current U.S. presidential administration, export quotas, custom duties, or other trade restrictions;

•limitations on technology infrastructure, which could inhibit our migration of international operations to our existing systems and result in increased costs;
•difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;
•challenges in complying with local data privacy and data protection requirements and protecting the security of our platform;
•challenges obtaining work permits and visas, and navigating immigration laws and systems among jurisdictions; and
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings.
Additionally, operating in international markets requires significant management attention and financial resources. Our personnel have limited experience in marketing, selling, and supporting our platform abroad, which increases the risk of any potential future expansion efforts undertaken by us being unsuccessful. We plan to invest substantial time and resources toward expanding our international operations, but we cannot be certain that these investments will produce desired levels of revenue or profitability. These factors among others could harm our ability to gain future international revenue and materially affect our business, results of operations and financial condition.
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
We believe this lawsuit is without merit and intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable. While we have insurance for this class action and other types of claims, there is no assurance that our available insurance will be sufficient to cover these claims. For more information, please see Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
As part of our business strategy, we have in the past and may in the future seek to acquire or invest in businesses, people, or technologies that we believe could complement or expand our platform, enhance our content library or otherwise offer growth opportunities. For example, in October 2020 we announced the acquisition of DevelopIntelligence and in January 2021 we announced the acquisition of Next Tech. We have completed eleven acquisition transactions for an aggregate cost of approximately $425 million in the last eight years, which pace is expected to accelerate in the coming years. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.

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
Our ongoing need for acquisition transactions introduces execution risk to identify, consummate and integrate target companies. If our past or future acquisitions do not yield expected returns, we may be required to take charges for the write-down or impairment of amounts related to goodwill, intangible assets, and our content library, which could negatively impact our results of operations. We may issue additional equity securities in connection with any future acquisitions, which could dilute our existing stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to pay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, financial conditions, results of operations, and prospects.
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
Risks Related to Privacy, Data Protection, Cybersecurity and Intellectual Property
If our security measures are breached or data is otherwise subject to unauthorized access, use or disclosure, our platform may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.
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
Our platform, and the other facilities, systems or networks used in our business, including those of our third-party vendors, are at risk for security breaches as a result of cyber attacks, software vulnerabilities or coding errors, hackers, physical break-ins, computer viruses, inadequate security controls by customers, employees, contractors or vendors such as, weak or recycled passwords, worms or other malicious software programs or other third-party action, or employee, vendor, or contractor error or malfeasance. We have invested, and will continue investing, as needed significant expenses to prevent security breaches, including deploying dedicated personnel and protection technologies, training employees, and engaging third-party experts and consultants. However, since the techniques used to obtain unauthorized access, deny authorized access, or otherwise sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. We and our third parties may also experience security breaches that remain undetected for an extended period and result in a substantial impact on our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately on our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. Although we retain errors and omissions insurance coverage for certain security and privacy damages and claim expenses, this coverage may be insufficient to compensate us for all liabilities that we may incur as a result of any actual or potential security breach, and we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. One or more claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Failure or perceived failure to comply with applicable and evolving foreign or domestic privacy and information security regulations could limit the use and adoption of our platform, expose us to increased liability, and harm our business and reputation.
Privacy, information security, and data protection are issues of growing concern and the regulatory framework governing the collection, processing, storage, transfer and use of information is rapidly evolving in various jurisdictions where we do business. Many governments have adopted and continue proposing requirements regarding personally identifiable information and other data relating to individuals. Federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data.

Some foreign countries and governmental bodies in regions where we conduct business, including the European Union, or EU, have laws and regulations that often are more restrictive and more broadly applicable than those in the United States. With regard to the transfer of personal data from our European employees and customers to the United States, we historically have relied upon self-certification under the EU-U.S. Privacy Shield and under the Swiss-U.S. Privacy Shield (collectively, the “Privacy Shield Frameworks”). In certain cases, we agreed to standard contract clauses approved by the European Commission, or the SCCs. On July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a decision invalidating the EU-U.S. Privacy Shield and imposing additional obligations on companies when relying on the SCCs. Additionally, the Swiss Federal Data Protection and Information Commissioner has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for purposes of transfers of personal data from Switzerland to the U.S. This CJEU decision and related circumstances may result in European data protection regulators applying differing standards for, and requiring additional measures to be taken with respect to, transfers of personal data from the EU and Switzerland to the U.S. The CJEU’s decision and related developments may require us and our customers to take additional steps to legitimize any personal data transfers impacted by this CJEU decision, increasing costs of compliance and limitations on our customers and us. We continue to monitor and review the impact of any resulting changes to laws in Europe that could affect our operations.
Variations in required protections and approaches among jurisdictions may result in reluctance or refusal by European customers to use our platform due to potential risk exposure created by transferring personal data from Europe to the United States, and we and our customers may face enforcement actions by European data protection authorities regarding data transfers from Europe to the United States.
Proposed and newly enacted laws, regulations, and industry standards concerning privacy, data protection, and information security continue emerging and evolving globally, including the General Data Protection Regulation 2016/679, or the GDPR, adopted in the EU, which took full effect in May 2018, and the California Consumer Privacy Act, or CCPA, adopted in California, which became operative on January 1, 2020. The GDPR provides for substantial penalties and other remedies, including giving EU regulators the ability to issue fines up to the greater of €20 million or 4% of worldwide annual turnover. The California Attorney General can enforce the CCPA, including seeking injunctive relief and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Many aspects of the CCPA and its interpretation remain uncertain. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA is creating further uncertainty and may require us to incur additional costs and expenses in an effort to comply. We cannot fully predict the impact of the CCPA or the CPRA on our business or operations, but they may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Further, the United Kingdom, or UK, ceased to be an EU Member State on January 31, 2020, subject to a transitional period that ended December 31, 2020, but has enacted legislation substantially implementing the GDPR and the European Commission and the United Kingdom government announced a EU-UK Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the UK, but it remains to be seen how the UK’s withdrawal from the EU will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissions’ Office, EU data protection authorities, or other regulatory bodies in the longer term. As a result of the UK’s exit from the EU, we could be required to make changes to the way we conduct business and transmit data between the United States, the UK, the EU, and other jurisdictions. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. We cannot yet determine the impact evolving and future laws, regulations and standards may have on our business. Laws and regulations relating to privacy, data protection and information security are often subject to differing interpretations and may be inconsistent, creating complexity in how we do business.

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
The skill development industry is characterized by a large number of copyrights, trademarks, trade secrets, and other intellectual property rights. Our success is partly dependent upon protecting our proprietary information and technology. We rely on a combination of trademarks, copyrights, trade secrets, intellectual property assignment agreements, license agreements, confidentiality procedures, non-disclosure agreements, and employee invention assignment agreements to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect and mitigate unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create solutions that compete with ours. In addition, we experienced, and may in the future be subject to, piracy of our course content. In the past, individuals illegally accessed our course materials and posted them online, and individual users within our business customers obtained access to our content outside the scope of the customer’s subscription, which caused us to lose potential revenue opportunities, and such activities may recur in the future. Policing piracy of our content and unauthorized use of our platform is difficult and the steps we take to combat such actions may prove ineffective. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be insufficient to protect our rights. To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
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
Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or content. We obtain much of our content from third-party authors. Although we enter into agreements with our authors in which they represent that their content is not infringing the intellectual property rights of others, such content could be infringing and consequently subject us to liability. Moreover, we have in the past and may in the future leverage open source software in our development processes. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions or obligations, including that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license.
In the past, third parties claimed we infringed their intellectual property rights. Such claims may reoccur in the future, and we may actually be found to be infringing on such rights. Additionally, if a third-party software provider incorporated open source software into software we license from such provider, we may be required to disclose any of our source code that incorporates or is a modification of any such licensed software. Any claims or litigation related to open source software or to alleged infringements of the intellectual property rights of third parties could cause us to incur significant expenses, and if successfully asserted against us, could require we pay substantial damages or ongoing revenue share payments, indemnify our customers or distributors, obtain licenses, modify products, or refund fees, any of which could deplete our resources and adversely impact our business.
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

Risks Related to our Dependence on Third Parties
If we fail to manage our hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in accessing our platform.
We host our platform on data centers provided by Amazon Web Services, or AWS, a provider of cloud infrastructure services. Our operations depend on the virtual cloud infrastructure hosted in AWS and the information stored in these virtual data centers that third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses, disabling devices, natural disasters, war, criminal act, military actions, terrorist attacks, and other similar events beyond our control could negatively affect the availability and reliability of our platform. A prolonged AWS service disruption affecting our platform and the ability of our users to access our products, such as our video courses, for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs associated with using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage or impair the AWS services we use.
AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions, and provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. Any disruption of our use of, or interference with, AWS could materially adversely affect our operations and business.
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
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including content delivery, enterprise resource planning, customer relationship management, billing, project management, and accounting and financial reporting. If these services become unavailable due to extended outages, interruptions, or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted, and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained, and implemented, all of which may negatively impact our results of operations, our relationships with our customers, and harm our business.
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
•implement usage-based pricing;
•discount pricing for competitive products;
•otherwise materially change their pricing rates or schemes;
•charge us to deliver our traffic at certain levels or at all;
•throttle traffic based on its source or type;
•implement bandwidth caps or other usage restrictions; or
•otherwise monetize or control access to their networks.
As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure we and our users rely on may no longer support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
Risks Related to our Foreign Operations and Regulations
We believe our long-term success partly depends on continued expansion of our sales and operations outside of the United States, which subjects us to a number of risks associated with international sales and operations.
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
Additionally, our international sales and operations are subject to a number of risks, including, but not limited to, the following:
•unexpected costs and errors in tailoring our products for individual markets, including translation into foreign languages and adaptation for local practices;
•difficulties in adapting to customer desires due to language and cultural differences;
•increased expenses associated with international sales and operations, including establishing and maintaining office space and equipment for our international operations;
•lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•practical difficulties of enforcing intellectual property rights in countries with fluctuating laws and standards and reduced or varied protection for intellectual property rights in some countries;
•theft of intellectual property, data and technology through intrusion by foreign actors, those affiliated with or controlled by state actors, and private parties;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, trade wars or potential changes in trade relations arising from policy initiatives implemented by the current U.S. presidential administration, export quotas, custom duties, or other trade restrictions;

•limitations on technology infrastructure, which could inhibit our migration of international operations to our existing systems and result in increased costs;
•difficulties in managing and staffing international operations and differing employer/employee relationships and local employment laws;
•challenges in complying with local data privacy and data protection requirements and protecting the security of our platform;
•challenges obtaining work permits and visas, and navigating immigration laws and systems among jurisdictions; and
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings
Additionally, operating in international markets requires significant management attention and financial resources. Our personnel have limited experience in marketing, selling, and supporting our platform abroad, which increases the risk of any potential future expansion efforts undertaken by us being unsuccessful. We plan to invest substantial time and resources toward expanding our international operations, but we cannot be certain that these investments will produce desired levels of revenue or profitability. These factors among other could harm our ability to gain future international revenue and materially affect our business, results of operations and financial condition.
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
We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act, and other similar anti-bribery and anti-kickback laws and regulations. Anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Under these laws, we may be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. Although we take precautions to prevent violations of these laws, we cannot assure you that all of our employees and agents will not take actions in violation of applicable law and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any allegations or violation of the FCPA or other applicable anti-bribery laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our international operations subject us to potentially adverse tax consequences.
We are subject to income taxes and non-income-based taxes, such as payroll, sales, use, value-added, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in relevant tax laws. Significant judgment is required to determine our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not interpret the law differently and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition.
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
Risks Related to Our Legal and Regulatory Environment
Our business could be affected by new governmental regulations regarding the internet.
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
We collect sales and value-added tax as part of our subscription agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. One or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. Furthermore, since U.S. Supreme Court’s ruling in South Dakota v. Wayfair, many states have implemented economic nexus laws that could require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to the state’s residents and may permit wider enforcement of sales tax collection requirements. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our platform could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our platform, or otherwise harm our business, results of operations, and financial condition.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our potential profitability.
We have federal and state net operating loss carryforwards, or NOLs, due to prior period losses, some of which, if not utilized, will begin to expire in 2030 for both federal and state purposes. As of December 31, 2020 we had federal NOLs of $416.2 million and state NOLs of $200.4 million. These NOLs and NOLs of companies we may acquire could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC are focused on the integrity of financial reporting and internal controls over financial reporting. Many companies’ accounting policies and practices are being subject to heightened scrutiny by regulators and the public. In addition, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could significantly affect our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. Further, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our results of operations could be significantly affected.

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
We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2018 associated with the accounting for non-standard share-based payment awards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our annual report on Form 10-K/A filed March 2, 2020, we took a number of measures to remediate the material weakness described above and concluded that the material weakness described above was remediated as of December 31, 2019. However, if additional material weaknesses or significant deficiencies in our internal control occur in the future, it may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we fail to report our results in a timely and accurate manner, we may be required to pay additional interest under our convertible notes, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. If we identify one or more new material weaknesses or are unable to timely remediate our existing material weakness, we may not assert that our internal controls are effective. If we can not assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. Additionally, our management’s attention has been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the remediation of any material weakness in our internal controls.
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
Risks Related to Future Debt and Our Convertible Senior Notes
Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In March 2019, we issued $633.5 million aggregate principal amount of 0.375% convertible senior notes due in 2024, or the Notes. Making scheduled payments of the principal of, paying interest on, or refinancing our indebtedness, including the Notes, depends on our future performance and financial condition, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue generating cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we do not generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our existing debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives or may restrict the way in which we operate our business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent the conversion value of the Notes exceeds their principal amount, and the effect of the conversion on diluted earnings per share is not antidilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends these accounting standards to eliminate the treasury stock method for convertible instruments and require application of the “if-converted” method, which may have the effect of diluting our reported earnings per share. ASU 2020-06 also no longer requires separate accounting for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income.
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
Our ability to pay taxes and expenses, including payments under the TRA, may be limited by our structure.
Our principal asset is a controlling equity interest in Pluralsight Holdings. As such, we have no independent means of generating revenue. Pluralsight Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocatable share of any net taxable income of Pluralsight Holdings and incur expenses related to our operations. Pursuant to the Fourth LLC Agreement, Pluralsight Holdings will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of Pluralsight Holdings that is allocated to them, to the extent previous tax distributions from Pluralsight Holdings have been insufficient. In addition to tax expenses, we incur expenses related to our operations, plus payments under the TRA or the TRA Amendment, as applicable, which we expect could be significant given the tax benefits associated with exchanges of LLC Units are more-likely-than-not to be realized. We intend to cause Pluralsight Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, Pluralsight Holdings’ ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Pluralsight Holdings’ inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we may have to borrow funds and our liquidity and financial condition could be materially and adversely affected.
To the extent we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 600 basis points until paid. The UK’s Financial Conduct Authority, the authority regulating LIBOR, announced in July 2017 its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is uncertain whether new methods of calculating LIBOR will be established to prolong its use after 2021. If we determine, or it is otherwise publicly announced, that LIBOR is no longer a widely recognized benchmark rate, the TRA requires us to establish a replacement interest rate, or Replacement Rate, to be applied in a manner consistent with market practice. Nonpayment of our obligations for a specified period may constitute a breach of a material obligation under the TRA, and may cause acceleration of payments due under the TRA resulting in a lump-sum payment. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for additional information.
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
As a result of the exchanges made under our structure, we may incur a TRA liability. We have not recorded, and do not expect to record, a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. Had the tax benefits been more-likely-than not to be realized, the estimated TRA liability that could result from past exchanges would have been $345.1 million as of December 31, 2020.
We expect our required payments to the TRA Members will be substantial. To the extent we do not make timely payments under the TRA, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and may cause acceleration of payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement,” for a discussion of the TRA and the related likely benefits to be realized by the TRA Members.
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
The amounts that we may be required to pay to the TRA Members under the TRA may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor’s obligations, to make future payments under the TRA would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. In these situations, our obligations under the TRA could substantially and negatively impact our liquidity and delay, defer or prevent certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for additional information. The TRA was amended on December 11, 2020, the TRA Amendment, in connection with the Merger Agreement, with the parties agreeing that the consummation of the transactions contemplated by the Merger Agreement will trigger the TRA Payments of $127.0 million and will constitute Early Termination Payments, each as defined in the TRA Amendment. Upon consummation of the Mergers, the TRA shall be terminated in its entirety, as provided for in the TRA Amendment.
Our organizational structure, including the TRA, confers certain benefits upon Continuing Members that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Members.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Members that does not benefit the holders of our Class A common stock to the same extent as it benefits the Continuing Members. The TRA with Pluralsight Holdings and the Continuing Members provides for the payment by us to the TRA Members of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Pluralsight Holdings resulting from any redemptions or exchanges of LLC Units from the Continuing Members as described under the section entitled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement” and (ii) certain other tax benefits related to our making payments under the TRA. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for additional information. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock.
Generally, we will not be reimbursed for any payments made to TRA Members under the TRA in the event that any tax benefits are disallowed.
If the IRS challenges the tax basis or other tax attributes that give rise to payments under the TRA and the tax basis or other tax attributes are subsequently required to be adjusted, generally the recipients of payments under the TRA will not reimburse us for any payments we previously made to them. Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for additional information.
The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Pluralsight Holdings may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.
If and when we generate taxable income, Pluralsight Holdings will generally make quarterly tax distributions to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that may potentially apply to any member for the applicable fiscal year. The Tax Act significantly reduced the highest marginal federal income tax rate applicable to corporations such as Pluralsight, Inc., relative to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from Pluralsight Holdings significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship described in the section entitled “Certain Relationships and Related Party Transactions—Fourth Amended and Restated LLC Agreement” for additional information. Such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship between Class A common stock outstanding and LLC Units of Pluralsight Holdings held by Pluralsight, Inc. unless a corresponding number of additional shares of Class A common stock are distributed as a stock dividend. We may choose to pay dividends to all holders of Class A common stock with any excess cash. These considerations could have unintended impacts on the pricing of our Class A common stock and may impose transaction costs and require management efforts to address on a recurring basis. To the extent we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Pluralsight Holdings, the Continuing Members in Pluralsight Holdings during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.
Risks Related to Entering into a Definitive Agreement to Be Acquired
The announcement and pendency of the proposed Mergers could adversely affect our business.
On December 11, 2020, we announced that we had entered into the Merger Agreement with Vista. Uncertainty about the effect of the Mergers on our customers, employees, partners, and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the Mergers. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources, and have expended, and will continue to expend, significant cash amounts, toward the completion of the Mergers, which could adversely affect our business and operations. Certain of our stockholders presently publicly oppose the Mergers and may attempt to solicit our stockholders to vote against the Mergers, which has increased these risks. Parties with which we do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.
The failure to complete the Mergers could adversely affect our business.
Consummation of the Mergers is subject to several conditions beyond our control. If any of these conditions are not satisfied or waived, it is possible that the Mergers will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. If the Mergers are not completed, the share price of our Class A common stock may decrease to the extent that the current market price of our Class A common stock reflects an assumption that the Mergers will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $104.6 million to Vista. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Mergers and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Mergers, if the Mergers are not consummated.
While the Mergers are pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business. These restrictions subject us to a variety of specified limitations, including limiting our ability, in certain cases, to enter into material contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Mergers become effective or the Merger Agreement is terminated. These restrictions may inhibit our ability to take actions that we may consider advantageous, and may limit our ability to respond to future business opportunities and industry developments that may arise. The pendency of the Mergers has diverted, and may continue to divert, management’s attention and our resources from our ongoing business and operations. Our customers, employees, partners, and other parties may have uncertainties about the effects of the Mergers. In connection with the Mergers, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Mergers. If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Mergers are completed. In addition, whether or not the Mergers are completed, while the Merger Agreement is in effect we will continue to incur costs, fees, expenses and charges related to the Mergers, which may materially and adversely affect our financial condition.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that make it more difficult for us to enter into alternative change-of-control transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit alternative acquisition proposals from third parties and provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals. The Merger Agreement also provides that, subject to limited exceptions, the Board will not change its recommendation to our stockholders in favor of the Mergers and will not approve any agreement with respect to an alternative acquisition proposal.
These provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than that offered by Vista. Furthermore, the requirement that we pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the termination fee.
We are subject to litigation, and we may become subject to additional litigation, in connection with the Mergers, which could be costly, prevent consummation of the Mergers, divert management’s attention and otherwise materially harm our business.
For information regarding current legal proceedings regarding the Mergers, please see Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Regardless of the outcome of any current or future litigation related to the Mergers, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Mergers may materially adversely affect our business, results of operations, prospects and financial condition. If the Mergers are not consummated for any reason, litigation could be filed in connection with the failure to consummate the Mergers. Any litigation related to the Mergers may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other third parties, or otherwise materially harm our operations and financial performance.
Risks Related to Our Class A Common Stock
The Continuing Members have the right to have their LLC Units exchanged for shares of Class A common stock and any disclosure of such exchange or the subsequent sale of such Class A common stock may cause volatility in our stock price.
As of December 31, 2020, we have an aggregate of 25,524,732 shares of Class A common stock that are issuable upon exchange of LLC Units that are held by the Continuing Members. Under the Fourth LLC Agreement, the Continuing Members will be entitled to have their LLC Units exchanged for shares of our Class A common stock.

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
Our Class C common stock has 10 votes per share, our Class B common stock has one vote per share, and our Class A common stock, our publicly traded stock, has one vote per share. Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, holds all our issued and outstanding Class C common stock, and as of December 31, 2020, holds approximately 50.2% of the combined voting power of our outstanding capital stock. As restricted share units of Pluralsight Holdings held by Mr. Skonnard vest over time, he will receive additional LLC Units and Class C common stock with 10 votes per share. As a result, Mr. Skonnard and his associated entities have the ability to control or significantly influence any action requiring the general approval of our stockholders, including the election and removal of our directors, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may delay, defer, or prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of other stockholders. This concentration of voting power with Mr. Skonnard and his associated entities may have a negative impact on the price of our Class A common stock.
As our Chief Executive Officer, Mr. Skonnard controls our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Skonnard owes fiduciary duties to us and our stockholders, including those of care and loyalty, and must act in good faith and with a view to the interests of the corporation. As a stockholder, even a controlling stockholder, Mr. Skonnard is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Mr. Skonnard, personally and through his associated entities, holds his economic interest in our business primarily through Pluralsight Holdings, rather than through the public company, he may have conflicting interests with holders of shares of our Class A common stock. For example, Mr. Skonnard may have a different tax position from us, which could influence his decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See the section entitled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for additional information. In addition, Mr. Skonnard’s significant ownership in us and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
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
Aaron Skonnard and his associated entities, collectively, hold a majority of the voting power of our outstanding capital stock, and therefore we are considered a “controlled company” as that term is set forth in the rules and regulations of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules and regulations of Nasdaq regarding corporate governance, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purposes and responsibilities.
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
Prior to our IPO, there was no public market for shares of our Class A common stock. On May 17, 2018, we sold shares of our Class A common stock to the public at $15.00 per share. From May 17, 2018, the date that shares of our Class A common stock began trading on Nasdaq, through December 31, 2020, the market price for our Class A common stock has ranged from $6.59 per share to $38.37 per share. The market price of our Class A common stock may continue fluctuating significantly in response to numerous factors, many of which are beyond our control, including, among others:
•whether the Mergers are consummated;
•actual or anticipated fluctuations in our revenue and other results of operations, including as a result of the addition or loss of any number of customers;
•competitive headwinds, including announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in operating performance and stock market valuations of SaaS-based software or other technology companies, or those in our industry in particular;
•the size of our public float;

•price and volume fluctuations in the trading of our Class A common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry, including data privacy, data protection, and information security;
•lawsuits threatened or filed against us for claims relating to intellectual property, employment issues, or otherwise;
•actual or perceived security breaches;
•changes in our board of directors or management;
•short sales, hedging, and other derivative transactions involving our Class A common stock;
•sales of large blocks of our Class A common stock including sales by our executive officers, directors, and significant stockholders;
•the impact of the COVID-19 pandemic on our business operations and overall financial performance; and
•other events or factors, including changes in general economic, industry, and market conditions, and trends, as well as any natural disasters, which may affect our operations.
Following a period of volatility in the market price of our securities, we became the subject of securities litigation. For example, in August 2019, a class action complaint was filed by a stockholder in the U.S. District Court for the Southern District of New York against us and certain of our officers alleging violation of securities laws and seeking unspecified damages. For more information, please see Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Following a period of volatility in the market price of our securities, we became the subject of securities litigation. We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business and financial condition.
General Risk Factors
Adverse economic conditions in the United States and international countries has impacted and may continue to adversely impact our business and results of operations.
Unfavorable general economic conditions, such as the existing COVID-19 pandemic-driven recession or economic slowdown in the United States or in one or more of our other major markets, has and may continue to adversely affect demand for our platform. Changing macroeconomic conditions may affect our business in a number of ways. For example, spending patterns of businesses are sensitive to the general economic climate. Technology spending by our customers or prospective customers has been and may continue to be impacted by conditions presented by the COVID-19 pandemic as customers may deem subscriptions to our platform discretionary. During 2020, we saw and may continue to see customers or prospective customers reduce or delay their purchasing decisions, limit their ability to purchase our offerings, reduce their ability to provide payment under existing contracts, prolong payment periods, decrease our customer retention, or delay our ability to provision our products and services, all of which could adversely affect our results of operations, future sales, and overall financial performance. Subscriptions for our platform may be considered discretionary by many of our current and potential customers. As a result, businesses considering whether to purchase or renew subscriptions to our products may be influenced by macroeconomic factors.
There is significant uncertainty, which has intensified as a result of the conditions presented by the COVID-19 pandemic, about the future relationship between the United States and other countries with respect to trade policies, treaties, government relations, and tariffs. The previous U.S. presidential administration called for substantial changes to U.S. foreign trade policy with China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Many of our customers who conduct business in China may be impacted by these policies or any new policies called for by the current U.S. presidential administration. If the United States’ relationship with China deteriorates or results in trade protection measures, retaliatory actions, tariffs, or increased barriers, policies that favor domestic industries, or heightened import or export licensing requirements or restrictions, then our operations and business may be adversely affected due to such changes in the economic and political ecosystem.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would benefit our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:
•a classified board of directors with staggered three-year terms;
•the removal of directors by stockholders only for cause;
•our multi-class structure, which provides Aaron Skonnard, our co-founder, Chief Executive Officer, and Chairman, personally and through his associated entities, the ability to control or significantly influence the outcome of matters requiring stockholder approval;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;

•a prohibition on stockholders calling special stockholder meetings; and
•certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.
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
Climate change may have a long-term impact on our business.
We recognize that there are inherent climate related risks wherever business is conducted and we are exploring methods to mitigate business risks associated with climate change, including affiliations with organizations focused on reducing climate related risks and establishing sustainability initiatives. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority and is not guaranteed. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our partners, and our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupies approximately 348,000 square feet in Draper, Utah under a lease that expires in 2035. We have a right to extend the term of the lease for up to three additional five-year periods. We also lease offices around the world, including in Boston, Ireland, and Australia.
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
Holders of Record

As of December 31, 2020, there were 36 holders of record of our Class A common stock, 42 holders of record of our Class B common stock, and six holders of record of our Class C common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy

We do not intend to pay cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 in the section entitled “Executive Compensation--Equity Compensation Plan Information.”

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
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and the S&P 500 Information Technology Index between May 17, 2018 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2020. All values assume a $100 initial investment and data for the S&P 500 and the S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Company/Index	May 17, 2018(1)	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

Pluralsight	$100	$122	$160	$118	$159	$152	$84	$86	$55	$90	$86	$105
S&P 500	$100	$100	$107	$92	$104	$108	$109	$119	$95	$114	$124	$138
S&P 500 IT	$100	$101	$109	$90	$107	$113	$117	$133	$117	$152	$170	$189
________________________
(1) Base period

Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, pursuant to the terms of the Fourth LLC Agreement, certain Continuing Members of Pluralsight Holdings exchanged 11,087,473 shares of Class B common stock and 1,285,819 shares of Class C common stock, along with their corresponding LLC Units, for an equivalent number of shares of Class A common stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data.
The following tables present the selected historical consolidated financial information and other data for Pluralsight, Inc. and its consolidated subsidiaries. Pluralsight Holdings is our predecessor, for financial reporting purposes, and its consolidated financial statements are our consolidated financial statements. The following selected consolidated financial data for Pluralsight, Inc. and its consolidated subsidiaries should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from the audited consolidated financial statements and related notes of Pluralsight, Inc. included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from the consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.
Consolidated Statements of Operations Data

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Revenue	$391,865	$316,910	$232,029	$166,824	$131,841
Cost of revenue(1)(2)	82,552	71,353	62,615	49,828	40,161
Gross profit	309,313	245,557	169,414	116,996	91,680
Operating expenses(1)(2):
Sales and marketing	238,165	207,085	158,409	103,478	51,234
Technology and content	118,785	102,902	69,289	49,293	36,159
General and administrative	95,651	85,560	78,418	46,971	18,130
Total operating expenses	452,601	395,547	306,116	199,742	105,523
Loss from operations	(143,288)	(149,990)	(136,702)	(82,746)	(13,843)
Other income (expense):
Interest expense	(29,322)	(23,565)	(6,826)	(11,665)	(6,320)
Loss on debt extinguishment	—	(950)	(4,085)	(1,882)	—
Other income, net	8,411	11,749	1,504	81	45
Loss before income taxes	(164,199)	(162,756)	(146,109)	(96,212)	(20,118)
Income tax benefit (expense)	108	(823)	(664)	(324)	(494)
Net loss	$(164,091)	$(163,579)	$(146,773)	$(96,536)	$(20,612)
Less: Net loss attributable to non-controlling interests	(36,011)	(50,921)	(49,660)	—	—
Net loss attributable to Pluralsight, Inc.	$(128,080)	$(112,658)	$(97,113)	$(96,536)	$(20,612)
Less: Accretion of Series A redeemable convertible preferred units	—	—	(176,275)	(63,800)	(6,325)
Net loss attributable to shares of Class A common stock	$(128,080)	$(112,658)	$(273,388)	$(160,336)	$(26,937)
Net loss per share, basic and diluted(3)	$(1.15)	$(1.19)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(3)	111,798	94,515	62,840

______________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue	$1,213	$548	$205	$20	$20
Sales and marketing	41,168	30,677	19,096	2,624	1,462
Technology and content	26,222	21,430	12,038	1,966	2,050
General and administrative	31,250	37,782	41,153	17,171	2,206
Total equity-based compensation	$99,853	$90,437	$72,492	$21,781	$5,738
________________________
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue	$5,458	$3,645	$7,586	$7,008	$6,565
Sales and marketing	296	129	389	721	643
Technology and content	580	705	706	706	706
General and administrative	—	—	—	91	120
Total amortization of acquired intangible assets	$6,334	$4,479	$8,681	$8,526	$8,034
________________________
(3)Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the portion of the periods following the Reorganization Transactions and Pluralsight, Inc.’s IPO described in Note 1 and Note 17 to Pluralsight, Inc.’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Balance Sheet Data

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cash and cash equivalents	$134,395	$90,515	$194,306	$28,267	$19,397
Short-term and long-term investments	351,806	438,039	—	—	—
Total assets	1,151,133	1,031,953	447,463	236,420	214,972
Deferred revenue, current and noncurrent	276,286	234,654	172,581	111,301	72,683
Convertible senior notes, net	497,305	470,228	—	—	—
Long-term debt, net	—	—	—	116,037	74,069
Redeemable convertible preferred units	—	—	—	405,766	341,966
Non-controlling interests	34,438	63,175	107,167	—	—
Total stockholders’ equity/members’ deficit	201,770	246,160	208,593	(445,077)	(307,230)

Key Business Metrics
We monitor business customers, billings, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Business customers (end of period)	17,599	17,942	16,756	14,463	12,043
Billings	$430,422	$379,051	$293,583	$205,807	$149,231
Billings from business customers	$380,788	$330,143	$248,159	$162,965	$104,861
% of billings from business customers	88%	87%	85%	79%	70%
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
Dollar-Based Net Retention Rate
We use our dollar-based net retention rate to measure our ability to retain and expand the revenue generated from our existing business customers. Our dollar-based net retention rate compares our subscription revenue from the same set of customers across comparable periods. We calculate our dollar-based net retention rate on a trailing four-quarter basis. To calculate our dollar-based net retention rate, we first calculate the subscription revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or cohort customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for dollar-based net retention rate is the sum of subscription revenue from cohort customers for the four most recent quarters, or numerator period, and the denominator is the sum of subscription revenue from cohort customers for the four quarters preceding the numerator period. Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate was 109%, 123%, 128%, and 117% at December 31, 2020, 2019, 2018, and 2017 respectively.
Non-GAAP Financial Measures

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Non-GAAP gross profit	$316,038	$249,773	$177,221	$124,024	$98,265
Non-GAAP gross margin	81%	79%	76%	74%	75%
Non-GAAP operating loss	$(24,025)	$(49,893)	$(54,349)	$(52,439)	$(71)
Free cash flow	$(34,157)	$(28,236)	$(18,032)	$(20,472)	$(7,927)
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
The following table provides a reconciliation of gross profit to non-GAAP gross profit:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Gross profit	$309,313	$245,557	$169,414	$116,996	$91,680
Equity-based compensation	1,213	548	205	20	20
Amortization of acquired intangible assets	5,458	3,645	7,586	7,008	6,565
Employer payroll taxes on employee stock transactions	54	23	16	—	—
Non-GAAP gross profit	$316,038	$249,773	$177,221	$124,024	$98,265
Gross margin	79%	77%	73%	70%	70%
Non-GAAP gross margin	81%	79%	76%	74%	75%

The following table provides a reconciliation of loss from operations to non-GAAP operating loss:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Loss from operations	$(143,288)	$(149,990)	$(136,702)	$(82,746)	$(13,843)
Equity-based compensation	99,853	90,437	72,492	21,781	5,738
Amortization of acquired intangible assets	6,334	4,479	8,681	8,526	8,034
Employer payroll taxes on employee stock transactions	3,378	3,428	1,180	—	—
Secondary offering costs	1,260	918	—	—	—
Acquisition-related costs	8,438	835	—	—	—
Non-GAAP operating loss	$(24,025)	$(49,893)	$(54,349)	$(52,439)	$(71)

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net cash provided by (used in) operating activities	$9,090	$(11,729)	$(5,896)	$(12,139)	$4,468
Less: Purchases of property and equipment(1)	(35,438)	(11,181)	(8,796)	(5,951)	(10,142)
Less: Purchases of content library	(7,809)	(5,326)	(3,340)	(2,382)	(2,253)
Free cash flow	$(34,157)	$(28,236)	$(18,032)	$(20,472)	$(7,927)
________________________
(1)Purchases of property and equipment includes cash paid for the construction of tenant improvements at our new headquarters in Utah of approximately $24.1 million for the year ended December 31, 2020.

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
This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons of 2019 to 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2019 and are hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Overview
We are a leading technology workforce development platform committed to closing the global technology skills gap. Learners on our platform can quickly acquire today’s most valuable technology skills through on-demand, high-quality learning experiences delivered by subject-matter experts. Skills can be measured and assessed in real-time providing technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Our platform empowers teams to keep up with the pace of technological change, puts the right people on the right projects and boosts productivity.
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
Our additions and improvements to our platform have enabled us to strengthen our relationships with our business customers and increase our revenue over time. We derive a substantial majority of our revenue from the sale of subscriptions to our platform. We sell subscriptions to our platform primarily to business customers through our direct sales team and our website. We also sell subscriptions to our skills development platform to individual customers directly through our website. In addition, small teams often represent the “top of the funnel” for larger deployments, bringing our technology into their workplaces and proliferating usage of our platform within their companies.
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

We achieved significant growth in recent periods. For the years ended December 31, 2020, 2019, and 2018, our revenue totaled $391.9 million, $316.9 million, and $232.0 million, respectively, which represents year-over-year growth of 24%, 37%, and 39%, respectively. Our revenue from business customers for the same periods was $343.8 million, $271.8 million, and $188.2 million, respectively, representing year-over-year growth of 26%, 44%, and 50%. Our net loss for the years ended December 31, 2020, 2019, and 2018, was $164.1 million, $163.6 million, and $146.8 million, respectively, which reflects our substantial investments in the future growth of our business.
In December 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pluralsight Holdings, LLC, a Delaware limited liability company and subsidiary of the Company, or Pluralsight Holdings and, together with the Company the Pluralsight Parties, Lake Holdings, LP, a Delaware limited partnership, or Parent I, Lake Guarantor, LLC, a Delaware limited liability company, or Parent II and together with Parent I, the Parent Entities, Lake Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of Parent I, or Merger Sub I, and Lake Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent II, or Merger Sub II and together with Merger Sub I, the Merger Subs and, together with the Parent Entities, the Buyer Parties, providing for the merger of Merger Sub II with and into Pluralsight Holdings, or the Holdings Merger, with Pluralsight Holdings continuing as the surviving entity in the Holdings Merger. The Merger Agreement also provides for the merger of Merger Sub I with and into the Company, or the Company Merger and, together with the Holdings Merger, the Mergers, with Pluralsight continuing as the surviving corporation in the Company Merger. The Parent Entities and the Merger Subs are affiliates of Vista Equity Partners Fund VII, L.P., a Cayman Islands exempted limited partnership, or Vista.
For more information regarding legal proceedings regarding the Mergers, please see Note 12 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
COVID-19 Update
On March 11, 2020 COVID-19 was characterized by the World Health Organization (“WHO”) as a global pandemic. The unpredictability of the COVID-19 pandemic continues to have a widespread impact on economies, governments, communities, and business practices. In efforts to mitigate the harmful effects of the COVID-19 pandemic and curtail the spread of the virus, federal, state and local authorities have implemented and may continue implementing safety measures, including the closure of businesses deemed “non-essential;” social distancing; international border closures; and travel restrictions. Since March 2020, responsive measures we have undertaken include shifting customer events to virtual-only experiences; temporarily closing our offices and implementing a mandatory work-from-home policy for our worldwide workforce; restricting employee travel, encouraged vendors to reduce their fees and costs, limited the hiring of additional personnel and pushed market and merit raises until 2021. We actively monitor the situation closely and our response to the COVID-19 pandemic continues to evolve with a focus on the best interests of our employees, customers, vendors and stockholders. The ongoing effects of these operational modifications on our financial performance, including revenue, billings and results of operations are unknown and may not be realized until future reporting periods.
The COVID-19 pandemic has impacted and may continue to impact our business and financial operations. The duration and magnitude of the COVID-19-driven global recession and the extent to which the pandemic continues to impact our business operations and overall financial performance remains unknown at this time. Certain developments, some of which are uncertain and not within our control, including the span and spread of the outbreak; the severity and transmission rate of the virus and emergence of new strains; the measures implemented or suggested by governing bodies to slow the spread of the virus; the extent and effectiveness of containment actions, including vaccines and their distribution; travel restrictions; international border closures; the effect on our vendors, customers, and community; the global economy and political conditions; the health of our employees, contractors, and their families; the duration of the recession; how quickly and to what extent normal economic and operating activities can resume; and other factors that are not predictable. After the COVID-19 pandemic has subsided, we may continue experiencing adverse effects to our business, including those resulting from the COVID-19 pandemic-driven recession.
The economic effects of the COVID-19 pandemic has financially constrained and may continue to financially constrain some of our prospective and existing customers’ technology related spending, which has affected our revenue and billings growth rates, causing a decline in our dollar-based net retention rate in 2020. Additionally, some customers’ ability to pay in accordance with our agreed upon payment terms has been compromised by the financial hardships presented by the COVID-19 pandemic, which has resulted and continues to result in extended pay periods. As a result, we have made and will continue to make adjustments to our expenses and cash flow to correlate with potential declines in billings and cash collections from customers. These adjustments include the restriction of employee travel and other non-essential operating costs, and temporary reductions in hiring. Our platform is provided under a subscription-based model, and as a result, the effect of the COVID-19 pandemic on our results of operations and financial condition may not be fully realized until future periods.
Key Business Metrics
We monitor business customers, billings, dollar-based net retention rate, and certain related key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Business customers (end of period)	17,599	17,942	16,756
Billings	$430,422	$379,051	$293,583
Billings from business customers	$380,788	$330,143	$248,159
% of billings from business customers	88%	87%	85%
Dollar-based net retention rate	109%	123%	128%
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

During 2020, our billings growth rate declined compared to prior results due in part to the global economic effects of the COVID-19 pandemic. As we generally recognize revenue from subscription fees ratably over the term of the contract, due to the difference in timing of billings received and when we recognize revenue, changes to our billings and billings growth rates are not immediately reflected in our revenue and revenue growth rates. As a result, we expect that the decline in our billings growth rate during 2020 will reduce the growth rate of our revenue in future periods.
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
We derive substantially all of our revenue from the sale of subscriptions to our platform. Amounts that have been invoiced are initially recorded as deferred revenue and are generally recognized ratably as revenue over the subscription period. Subscription terms typically range from one year to three years for business customers and from one month to one year for individual customers, and such terms begin on the date access to our platform is made available to the customer. Most of our subscriptions to business customers are billed in annual installments even if customers are contractually committed by multi-year agreements. Subscriptions that allow the customer to take software on-premise without significant penalty are recognized at a point in time when the software is made available to the customer. We also derive revenue from providing professional services, which generally consist of consulting, integration, or other services, such as instructor-led training and content creation.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue includes certain direct costs associated with delivering our platform and includes costs for author and instructor fees, amortization of our content library and other acquired intangibles, hosting and delivery fees, merchant processing fees, depreciation of capitalized software development costs for internal-use software, employee-related costs, including equity-based compensation expense associated with our customer support and professional services organizations, and third-party transcription costs.
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
General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, people operations, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation expense; professional fees for external legal, accounting, recruiting, and other consulting services; and allocated overhead costs. The increases in general and administrative expenses were driven primarily by increased employee compensation costs as we added headcount to support our growth. We have incurred additional general and administrative expenses as a result of our organizational structure, including additional tax, accounting, and legal expenses, and operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the applicable stock exchange, additional insurance expenses, investor relations activities, and increased legal, audit, and consulting fees. We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future and, in the near term, may increase as a percentage of our revenue. Additionally, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of expenditures. However, we expect general and administrative expenses to decrease as a percentage of revenue over the long term.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue	$391,865	$316,910	$232,029
Cost of revenue(1)(2)	82,552	71,353	62,615
Gross profit	309,313	245,557	169,414
Operating expenses(1)(2):
Sales and marketing	238,165	207,085	158,409
Technology and content	118,785	102,902	69,289
General and administrative	95,651	85,560	78,418
Total operating expenses	452,601	395,547	306,116
Loss from operations	(143,288)	(149,990)	(136,702)
Other income (expense):
Interest expense	(29,322)	(23,565)	(6,826)
Loss on debt extinguishment	—	(950)	(4,085)
Other income, net	8,411	11,749	1,504
Loss before income taxes	(164,199)	(162,756)	(146,109)
Income tax benefit (expense)	108	(823)	(664)
Net loss	$(164,091)	$(163,579)	$(146,773)
________________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$1,213	$548	$205
Sales and marketing	41,168	30,677	19,096
Technology and content	26,222	21,430	12,038
General and administrative	31,250	37,782	41,153
Total equity-based compensation	$99,853	$90,437	$72,492

________________________
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$5,458	$3,645	$7,586
Sales and marketing	296	129	389
Technology and content	580	705	706
Total amortization of acquired intangible assets	$6,334	$4,479	$8,681

	Year Ended December 31,
	2020	2019	2018

Revenue	100%	100%	100%
Cost of revenue	21	23	27
Gross profit	79	77	73
Operating expenses:
Sales and marketing	61	65	68
Technology and content	30	32	30
General and administrative	24	27	34
Total operating expenses	115	124	132
Loss from operations	(36)	(47)	(59)
Other income (expense):
Interest expense	(7)	(7)	(3)
Loss on debt extinguishment	—	—	(2)
Other income, net	2	4	1
Loss before income taxes	(41)	(50)	(63)
Income tax benefit (expense)	—	—	—
Net loss	(41)%	(50)%	(63)%
Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue	$391,865	$316,910	$74,955	24%

Revenue was $391.9 million for the year ended December 31, 2020, compared to $316.9 million for the year ended December 31, 2019, an increase of $75.0 million, or 24%. The increase in revenue was primarily due to a $72.0 million, or 26%, increase in revenue from business customers, driven by sales to new business customers, as well as increased sales to our existing business customers as evidenced by our dollar-based net retention rate of 109% for the year ended December 31, 2020. In addition, there was an increase of $3.0 million in revenue from individual customers.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue	$82,552	$71,353	$11,199	16%
Gross profit	309,313	245,557	63,756	26%
Cost of revenue was $82.6 million for the year ended December 31, 2020, compared to $71.4 million for the year ended December 31, 2019, an increase of $11.2 million, or 16%. The increase in cost of revenue was primarily due to an increase of $3.8 million in employee compensation costs, including $0.7 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $2.7 million in amortization of acquired intangible assets and course creation costs, an increase of $2.4 million in author fees, an increase of $1.9 million in hosting and delivery costs, and an increase of $1.9 million in depreciation of capitalized software development costs.
Gross profit was $309.3 million for the year ended December 31, 2020, compared to $245.6 million for the year ended December 31, 2019, an increase of $63.8 million, or 26%. The increase in gross profit was the result of the increase in our revenue during the year ended December 31, 2020. Gross margin increased from 77% for the year ended December 31, 2019 to 79% for the year ended December 31, 2020 primarily due to a decrease in author fees as a percentage of revenue.
Operating Expenses

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$238,165	$207,085	$31,080	15%
Technology and content	118,785	102,902	15,883	15%
General and administrative	95,651	85,560	10,091	12%
Total operating expenses	$452,601	$395,547	$57,054	14%
Sales and Marketing
Sales and marketing expenses were $238.2 million for the year ended December 31, 2020, compared to $207.1 for the year ended December 31, 2019, an increase of $31.1 million, or 15%. The increase was primarily due to an increase of $41.1 million in employee compensation costs, including $10.5 million in equity-based compensation expense, as we added headcount to support our growth. In addition, there was an increase of $2.3 million in amortization of deferred contract acquisition costs. These increases were partially offset by a decrease of $5.6 million in travel expenses as a result of the COVID-19 pandemic and an increase of $6.9 million in deferred contract acquisition costs.
Technology and Content
Technology and content expenses were $118.8 million for the year ended December 31, 2020, compared to $102.9 for the year ended December 31, 2019, an increase of $15.9 million, or 15%. The increase was primarily due to an increase of $20.4 million in employee compensation costs, including $4.8 million in equity-based compensation, as we added headcount to support our growth. These increases were partially offset by a decrease of $2.0 million in travel expenses as a result of the COVID-19 pandemic, an increase of $1.2 million in capitalized software development costs, and an increase of $1.1 million in capitalized content creation costs.

General and Administrative
General and administrative expenses were $95.7 million for the year ended December 31, 2020, compared to $85.6 million for the year ended December 31, 2019, an increase of $10.1 million, or 12%. The increase was primarily due to an increase of $9.5 million in employee compensation costs, as we added headcount to support our growth. In addition, there was an increase of $7.6 million in acquisition-related costs and an increase of $1.7 million in allocated overhead costs primarily driven by our headcount growth. These increases were partially offset by a decrease of $6.5 million in equity-based compensation, as certain stock options granted at the time of the IPO fully vested and a decrease of $2.1 million in travel expenses as a result of the COVID-19 pandemic.
Other Income (Expense)

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest expense	$(29,322)	$(23,565)	$(5,757)	24%
Loss on debt extinguishment	—	(950)	950	NM
Other income, net	8,411	11,749	(3,338)	(28)%
Interest expense increased primarily as a result of the interest expense and amortization of debt discount and issuance costs related to the Notes issued in March 2019. We repurchased $40.0 million in aggregate principal of the Notes in September 2019, resulting in the loss on debt extinguishment. Other income, net consists largely of income from our investments. The decline in other income was driven largely by decreases in market interest rates for debt securities.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020, as well as the percentage of revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(in thousands, except per share amounts)
Revenue	$69,617	$75,862	$82,620	$88,811	$92,646	$94,765	$99,465	$104,989
Cost of revenue (1)(2)	16,712	17,803	17,829	19,009	19,008	19,717	20,426	23,401
Gross profit	52,905	58,059	64,791	69,802	73,638	75,048	79,039	81,588
Operating expenses (1)(2):
Sales and marketing	44,171	50,046	55,797	57,071	62,415	57,759	57,206	60,785
Technology and content	20,271	24,819	27,847	29,965	30,144	29,514	29,345	29,782
General and administrative	22,191	20,575	20,844	21,950	23,371	22,996	20,366	28,918
Total operating expenses	86,633	95,440	104,488	108,986	115,930	110,269	106,917	119,485
Loss from operations	(33,728)	(37,381)	(39,697)	(39,184)	(42,292)	(35,221)	(27,878)	(37,897)
Other income (expense):
Interest expense	(1,678)	(7,346)	(7,412)	(7,129)	(7,149)	(7,241)	(7,409)	(7,523)
Loss on debt extinguishment	—	—	(950)	—	—	—	—	—
Other income, net	1,676	4,106	3,001	2,966	2,170	2,267	1,992	1,982
Loss before income taxes	(33,730)	(40,621)	(45,058)	(43,347)	(47,271)	(40,195)	(33,295)	(43,438)
Income tax (expense) benefit	(154)	(143)	(404)	(122)	(242)	465	(476)	361
Net loss	$(33,884)	$(40,764)	$(45,462)	$(43,469)	$(47,513)	$(39,730)	$(33,771)	$(43,077)
Net loss per share, basic and diluted	$(0.25)	$(0.30)	$(0.32)	$(0.31)	$(0.34)	$(0.28)	$(0.24)	$(0.30)
________________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(in thousands)
Cost of revenue	$84	$133	$138	$193	$270	$296	$312	$335
Sales and marketing	6,276	7,952	8,739	7,710	9,522	10,878	10,908	9,860
Technology and content	3,710	5,137	6,666	5,917	6,336	6,884	6,361	6,641
General and administrative	10,198	9,510	9,114	8,960	9,450	8,367	6,633	6,800
Total equity-based compensation	$20,268	$22,732	$24,657	$22,780	$25,578	$26,425	$24,214	$23,636
________________________
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(in thousands)
Cost of revenue	$525	$702	$1,209	$1,209	$1,209	$1,209	$1,208	$1,832
Sales and marketing	—	29	50	50	50	50	50	146
Technology and content	177	176	176	176	176	161	122	121
Total amortization of acquired intangible assets	$702	$907	$1,435	$1,435	$1,435	$1,420	$1,380	$2,099

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	24	23	22	21	21	21	21	22
Gross profit	76	77	78	79	79	79	79	78
Operating expenses:
Sales and marketing	63	66	68	64	67	61	58	58
Technology and content	29	33	34	34	33	31	30	28
General and administrative	32	27	25	25	25	24	20	28
Total operating expenses	124	126	127	123	125	116	108	114
Loss from operations	(48)	(49)	(49)	(44)	(46)	(37)	(29)	(36)
Other income (expense):
Interest expense	(2)	(10)	(9)	(8)	(8)	(8)	(7)	(7)
Loss on debt extinguishment	—	—	(1)	—	—	—	—	—
Other income, net	2	5	4	3	2	2	2	2
Loss before income taxes	(48)	(54)	(55)	(49)	(52)	(43)	(34)	(41)
Income tax (expense) benefit	—	—	—	—	—	—	—	—
Net loss	(48)%	(54)%	(55)%	(49)%	(52)%	(43)%	(34)%	(41)%
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
Our operating expenses have generally increased sequentially across the quarters presented, primarily due to the addition of personnel to support our growth, however operating expenses decreased during the three months ended June 30, 2020 and September 30, 2020 due in large part to decreased costs related to the COVID-19 pandemic.
Key Business Metrics

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(dollars in thousands)
Business customers(1) (end of period)	17,213	17,735	17,747	17,942	17,830	17,929	17,663	17,599
Billings(2)	$77,928	$80,552	$92,123	$128,448	$90,278	$89,034	$100,022	$151,088
Billings from business customers	$67,156	$69,104	$80,707	$113,176	$80,472	$77,695	$88,599	$134,022
% of billings from business customers	86%	86%	88%	88%	89%	87%	89%	89%
________________________
(1)See the section entitled “—Key Business Metrics—Business customers” for additional information.
(2)See the section entitled “—Key Business Metrics—Billings” for additional information.

Liquidity and Capital Resources
As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, restricted cash and investments totaling $503.7 million, which were held for working capital purposes. This amount does not include $25.0 million we spent in January 2021 in connection with the acquisition of Next Tech, subject to customary working capital adjustments that are expected to be finalized within 90 days of the closing date. Our cash equivalents and investments are comprised primarily of highly liquid investments in money market funds, U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Since our inception, we have financed our operations primarily through sales of equity securities, long-term debt facilities, and our net cash provided by operating activities.
Our free cash flow for the year ended December 31, 2020 was negative as a result of our continued investments to support the growth of our business. We expect to continue such investments in order to sustain our growth. We expect that our cash, cash equivalents, and restricted cash balances, will enable us to make such investments for the foreseeable future. We expect our free cash flow to improve as we experience greater scale in our business and improve operational efficiency. We expect to generate positive free cash flow over the long term.
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
The following table shows cash flows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$9,090	$(11,729)	$(5,896)
Net cash provided by (used in) investing activities	4,545	(616,721)	(12,136)
Net cash provided by financing activities	18,426	536,760	200,789
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	449	50	(163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,510	$(91,640)	$182,594
Operating Activities
Cash provided by operating activities for the year ended December 31, 2020 of $9.1 million was primarily due to a net loss of $164.1 million and an unfavorable change in operating assets and liabilities of $2.2 million, offset by equity-based compensation of $99.9 million, amortization of debt discount and issuance costs of $27.1 million, amortization of deferred contract acquisition costs of $25.9 million, depreciation of property and equipment of $12.3 million, and amortization of acquired intangible assets of $6.3 million. The net change in operating assets and liabilities was primarily due to an increase in deferred contract acquisition costs of $35.0 million, an increase in accounts receivable of $17.0 million, and an increase in prepaid expenses and other assets of $10.4 million, partially offset by a increase in deferred revenue of $41.1 million, an increase in accrued expenses and other liabilities of $17.9 million, and a decrease in right-of-use assets of $5.6 million.
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
Investing Activities
Cash provided by investing activities for the year ended December 31, 2020 of $4.5 million was due to proceeds from maturities of short-term investments of $576.6 million, partially offset by purchases of investments of $491.3 million, purchase of a business for net cash of $37.5 million, purchases of property and equipment of $35.4 million, and purchases of our content library of $7.8 million. The increase in purchases of property and equipment was largely due to cash paid for the construction of tenant improvements at our new global headquarters in Utah, which was approximately $24.1 million during the year ended December 31, 2020.
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
Financing Activities
Cash provided by financing activities for the year ended December 31, 2020 of $18.4 million was due to proceeds from the issuance of common stock from employee equity plans of $26.4 million, partially offset by taxes paid related to net share settlement of $8.0 million.
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
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of obligations under leases for office facilities. The following table summarizes our non-cancellable contractual obligations as of December 31, 2020:

		Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Convertible senior notes	$593,500	$—	$—	$593,500	$—
Interest obligations for convertible senior notes	7,790	2,226	4,451	1,113	—
Lease obligations	146,612	12,184	23,550	19,297	91,581
Other contractual obligations	29,968	21,586	8,382	—	—
Total	$777,870	$35,996	$36,383	$613,910	$91,581

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
The table above excludes any obligations under the TRA. As a result of the exchanges made under our structure, we may incur a TRA liability, however, we have not and do not expect to record a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized. Had the tax benefits been more-likely-than-not to be realized, the estimated incremental TRA liability that could result from past exchanges would have been $345.1 million as of December 31, 2020.
On December 11, 2020, in connection with the execution into the Merger Agreement, Pluralsight and Pluralsight Holdings entered into an amendment to the TRA (the “TRA Amendment”). The TRA Amendment establishes that the parties to the TRA will be entitled to receive an aggregate amount of $127.0 million in connection with the closing of the Merger in full satisfaction of Pluralsight’s payment obligation under the TRA in connection with a change of control of Pluralsight. As this payment is subject to the closing of the Merger, a TRA liability is not recorded as of December 31, 2020.
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

Off-Balance Sheet Arrangements
Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We derive a substantial majority of our revenue from subscription services (which include support services) by providing customers access to our platform.
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
Following the adoption of ASC 606, we recognize revenue when control of these services is transferred to its customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. We account for revenue contracts with customers by applying the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in a contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, performance obligations are satisfied.
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
We also derive revenue from providing professional services, which generally consist of consulting, integration, or other services, such as instructor-led training and content creation. These services are distinct from subscription services. Revenue from professional services is generally recognized as services are performed.
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
Capitalized Software Development Costs
We capitalize certain development costs incurred in connection with the development of our platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. We capitalized costs of $9.8 million, $8.5 million, and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.
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

The Black-Scholes option pricing model is affected by the share price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock, and expected dividends. The assumptions used in the Black-Scholes pricing model are estimated as follows:
•Fair Value of Common Stock: We determine the fair value of common stock as of each grant date using the market closing price of our Class A common stock on the date of grant.
•Risk-free Interest Rate: The risk-free interest rate is derived from the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
•Expected Term: The expected term is estimated using the simplified method due to a lack of historical exercise activity for us. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, we use the period from the beginning of the offering period to the end of each purchase period.
•Volatility: The price volatility factor is based on the historical volatilities of comparable companies as we do not have sufficient trading history for our common stock. To determine comparable companies, we consider public enterprise cloud-based application providers and select those that are similar in size, stage of life cycle, and financial leverage. We will continue to use this process until a sufficient amount of historical information regarding volatility becomes available, or until circumstances change such that the identified companies are no longer relevant, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.
•Dividend Yield: We have not and do not expect to pay dividends for the foreseeable future.
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
Pluralsight One uses our platform to further our mission by focusing on four pillars:
•Opportunity: Increase access to technology skill development and promote inclusion across the globe.
•Education: Revolutionize the way the world learns and address the root issues contributing to the increasing technology skills gap to prevent nonprofit organizations, educators and the populations they support from becoming left behind.
•Employability: Equip individuals with the technology skills they need to access dignified employment, thrive, and keep pace in any industry.
•Innovation: Invest in catalytic solutions that accelerate our mission and the missions of nonprofits around the world.
We take action on these pillars through product, volunteerism, and investments:
•Product: Pluralsight One creates freedom, equality and opportunity by helping nonprofits, educators, and the communities they support develop the technology skills needed to build better lives and a better future for us all.
•Volunteerism: Pluralsight One empowers the Pluralsight community to transfer skills that meet identified community needs and create lasting impact through volunteerism and mentorship opportunities.
•Investments: Pluralsight One fuels innovation and amplifies impact by funding solutions and programs that scale.
In 2020, Pluralsight One’s advocacy efforts successfully resulted in Utah’s Legislature allocating $7.5 million. Pluralsight One also issued a statewide product grant to support 10,000 K-12 educators and staff with technology skills development. Pluralsight One committed over $1 million in COVID-19 emergency response grants in support of partners and regional emergency response efforts and joined UNESCO’s Global Education Coalition and Global Skills Academy in support of their goal to provide learning opportunities to one million youth experiencing disruptions to their learning due to COVID by summer of 2021.
Two of our co-founders, Aaron Skonnard and Frederick Onion, have donated and may donate in the future a portion of their Pluralsight equity to the Pluralsight One fund, Silicon Valley Community Foundation a corporate advised fund owned and operated by a 501(c)(3) public charity operated in the United States, EIN# 20-5205488. We have advisory privileges over the fund, with the ability to recommend investment strategy of the donated assets, and the ability to recommend cash grants to support qualified charities, however we do not control the Pluralsight One Fund sponsors, and accordingly we do not consolidate the donor advised fund’s activities into our consolidated financial statements.
More information regarding Pluralsight One and our annual impact report is available on our website at https://www.pluralsightone.org/impact. Information contained on, or that can be accessed through, this website is not intended to be incorporated by reference into this Annual Report on Form 10-K and references to this website address are inactive textual references only.

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
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2020, we had cash, cash equivalents, restricted cash, and investments of $503.7 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
In March 2019, we offered and issued $633.5 million aggregate principal amount of Notes, and as of December 31, 2020, we had $593.5 million outstanding. The Notes have a fixed annual interest rate of 0.375%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes as face value less unamortized discount on our balance, and we present the fair value for required disclosure purposes only.

Item 8. Consolidated Financial Statements and Supplementary Data

PLURALSIGHT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pluralsight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pluralsight, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Revenue recognition – identification of and accounting for performance obligations

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

How We Addressed the Matter in Our Audit
Auditing the Company's determination of distinct performance obligations, the allocation of the transaction price to these performance obligations on a relative stand-alone selling price and the timing of revenue recognition can be challenging because judgement is involved to determine the distinct performance obligations, the estimation of stand-alone selling price and the method to recognize revenue. For example, there may be nonstandard terms and conditions or changes in management’s business practices that can have a material effect on the distinct performance obligations, the appropriate stand-alone selling price and the timing of revenue recognition.

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

Valuation of intangible assets in acquisition of DevelopIntelligence LLC

Description of the Matter
On October 9, 2020, the Company completed its acquisition of DevelopIntelligence LLC and recognized $17.9 million of intangible assets the most significant being content and third-party instructor networks as disclosed in Note 8 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's valuation of intangible assets from the acquisition of DevelopIntelligence LLC was complex due to the significant estimation uncertainty required by management to determine the fair value of the acquired intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the significant underlying assumptions utilized in the measurement of the fair value of the content and third-party instructor network intangible asset. The Company used an excess earnings model to determine the value of the content and third-party instructor network intangible asset acquired. The significant assumptions used in the excess earnings model, to estimate the value of the third-party instructor network, included sales, anticipated expenses as a percentage of revenue, contributory asset charges, and obsolescence rates. These significant assumptions were in many cases based on projected financial information which can be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets related to the acquisition. Specifically, we tested controls over the recognition and measurement of the content and third-party instructor network intangible asset, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the content and third-party instructor network intangible asset, we involved valuation specialists to assist in evaluating the key assumptions and methodologies employed by management in developing the estimates, including testing the completeness and accuracy of the data and calculations supporting the significant assumptions and models. As an example of the procedures performed, we compared the significant assumptions to current industry, market and economic trends, and historical results of the Company's business and other guideline companies within the same industry.

Current and deferred income tax assets/liabilities

Description of the Matter
As of and for the year ended December 31, 2020, the net deferred income tax assets and income tax benefit for Pluralsight, Inc. were $1.1 million and $0.1 million, respectively. Net deferred tax assets consist of $458.8 million of gross deferred tax assets, $15.9 million of gross deferred tax liabilities and $441.7 million of valuation allowance.

Pluralsight, Inc’s operations are currently held in lower-tier partnerships, Pluralsight Holdings, LLC (“Pluralsight Holdings”) and Pluralsight, LLC. The Company historically conducted its operations at the partnership level. However, it underwent a reorganization as part of its IPO and it now operates as a public corporation which owns interests in Pluralsight Holdings (the “UP-C Structure”). When Pluralsight, Inc. implemented its UP-C structure, it also put in place a Tax Receivable Agreement “TRA,” in which it agreed to pay Legacy Pluralsight Holdings Members for cash tax savings it receives as a result of Member Exchanges. Each time a Legacy Pluralsight Holdings Member exchanges a partnership unit with Pluralsight, Inc., Pluralsight, Inc. receives an amortizable basis adjustment, which increases its basis in Pluralsight, Inc. and future tax deductions.

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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Pluralsight, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pluralsight, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pluralsight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pluralsight, Inc. as of December 31, 2020 and 2019, the related consolidated statement of operations, comprehensive loss, redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DevelopIntelligence LLC, which is included in the 2020 consolidated financial statements of the Company and constituted less than 1% of revenues for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DevelopIntelligence LLC.
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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pluralsight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of operations, of comprehensive loss, of redeemable convertible preferred units, members’ deficit, and stockholders’ equity, and of cash flows of Pluralsight, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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

PLURALSIGHT, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$134,395	$90,515
Short-term investments	265,220	332,234
Accounts receivable, net of allowances of $5,262 and $3,465 as of December 31, 2020 and 2019, respectively	118,808	101,576
Deferred contract acquisition costs, net	22,910	18,331
Prepaid expenses and other current assets	25,033	14,174
Total current assets	566,366	556,830
Restricted cash	17,546	28,916
Long-term investments	86,586	105,805
Property and equipment, net	64,518	22,896
Right-of-use assets	61,157	15,804
Content library, net	28,890	8,958
Intangible assets, net	18,488	22,631
Goodwill	293,863	262,532
Deferred contract acquisition costs, noncurrent, net	10,553	5,982
Other assets	3,166	1,599
Total assets	$1,151,133	$1,031,953
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,697	$10,615
Accrued expenses	57,884	40,703
Accrued author fees	12,111	11,694
Lease liabilities	10,350	5,752
Deferred revenue	252,423	215,137
Total current liabilities	342,465	283,901
Deferred revenue, noncurrent	23,863	19,517
Convertible senior notes, net	497,305	470,228
Lease liabilities, noncurrent	74,421	11,167
Contingent consideration liabilities	11,050	—
Other liabilities	259	980
Total liabilities	949,363	785,793
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Class A common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 121,675,561 and 104,083,271 shares issued and outstanding as of December 31, 2020 and 2019, respectively	12	10
Class B common stock, $0.0001 par value per share, 200,000,000 shares authorized, 12,123,945 and 23,211,418 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	2
Class C common stock, $0.0001 par value per share, 50,000,000 shares authorized, 13,400,787 and 14,269,199 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	752,804	641,128
Accumulated other comprehensive income	975	225
Accumulated deficit	(586,461)	(458,381)
Total stockholders’ equity attributable to Pluralsight, Inc.	167,332	182,985
Non-controlling interests	34,438	63,175
Total stockholders’ equity	201,770	246,160
Total liabilities and stockholders’ equity	$1,151,133	$1,031,953

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue	$391,865	$316,910	$232,029
Cost of revenue	82,552	71,353	62,615
Gross profit	309,313	245,557	169,414
Operating expenses:
Sales and marketing	238,165	207,085	158,409
Technology and content	118,785	102,902	69,289
General and administrative	95,651	85,560	78,418
Total operating expenses	452,601	395,547	306,116
Loss from operations	(143,288)	(149,990)	(136,702)
Other income (expense):
Interest expense	(29,322)	(23,565)	(6,826)
Loss on debt extinguishment	—	(950)	(4,085)
Other income, net	8,411	11,749	1,504
Loss before income taxes	(164,199)	(162,756)	(146,109)
Income tax benefit (expense)	108	(823)	(664)
Net loss	$(164,091)	$(163,579)	$(146,773)
Less: Net loss attributable to non-controlling interests	(36,011)	(50,921)	(49,660)
Net loss attributable to Pluralsight, Inc.	$(128,080)	$(112,658)	$(97,113)
Less: Accretion of Series A redeemable convertible preferred units	—	—	(176,275)
Net loss attributable to shares of Class A common stock	$(128,080)	$(112,658)	$(273,388)
Net loss per share, basic and diluted(1)	$(1.15)	$(1.19)	$(0.72)
Weighted-average common shares used in computing basic and diluted net loss per share(1)	111,798	94,515	62,840
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

PLURALSIGHT, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	$(164,091)	$(163,579)	$(146,773)
Other comprehensive income (loss):
Unrealized gains on investments	633	333	—
Foreign currency translation gains (losses), net	326	40	(112)
Comprehensive loss	$(163,132)	$(163,206)	$(146,885)
Less: Comprehensive loss attributable to non-controlling interests	(35,802)	(50,814)	(49,710)
Comprehensive loss attributable to Pluralsight, Inc.	$(127,330)	$(112,392)	$(97,175)
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

PLURALSIGHT, INC.
Consolidated Statements of Redeemable Convertible Preferred Units, Members’ Deficit, and Stockholders’ Equity (Continued)
(in thousands, except share/unit amounts)

	Redeemable Convertible Preferred Units		Members’ Capital		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2020	—	$—	—	$—	104,083,271	$10	23,211,418	$2	14,269,199	$1	$641,128	$225	$(458,381)	$63,175	$246,160
Effect of exchanges of LLC Units	—	—	—	—	12,373,292	1	(11,087,473)	(1)	(1,285,819)	—	19,093	—	—	(19,093)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	1,219,233	—	—	—	—	—	16,550	—	—	—	16,550
Vesting of restricted stock units	—	—	—	—	3,214,620	1	—	—	417,407	—	(1)	—	—	—	—
Exercise of common stock options	—	—	—	—	701,593	—	—	—	—	—	9,868	—	—	—	9,868
Issuance of common stock under employee 401(k) plan	—	—	—	—	83,552	—	—	—	—	—	1,325	—	—	—	1,325
Shares withheld for tax withholding on equity awards	—	—	—	—	—	—	—	—	—	—	(7,992)	—	—	—	(7,992)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	98,991	—	—	—	98,991
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(26,158)	—	—	26,158	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	750	—	209	959
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(128,080)	(36,011)	(164,091)
Balance at December 31, 2020	—	$—	—	$—	121,675,561	$12	12,123,945	$1	13,400,787	$1	$752,804	$975	$(586,461)	$34,438	$201,770
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities
Net loss	$(164,091)	$(163,579)	$(146,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,262	9,464	8,318
Amortization of acquired intangible assets	6,334	4,479	8,681
Amortization of course creation costs	3,427	2,543	1,993
Equity-based compensation	99,853	90,437	72,492
Amortization of deferred contract acquisition costs	25,894	23,587	—
Amortization of debt discount and issuance costs	27,077	21,691	1,215
Investment discount and premium amortization, net	770	(2,446)	—
Loss on debt extinguishment	—	950	4,085
Other	(218)	380	696
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(17,045)	(37,274)	(26,156)
Deferred contract acquisition costs	(35,044)	(27,688)	—
Prepaid expenses and other assets	(10,422)	(5,663)	(3,482)
Right-of-use assets	5,615	5,586	—
Accounts payable	(1,157)	2,683	1,385
Accrued expenses and other liabilities	17,903	5,887	7,973
Accrued author fees	417	1,692	2,123
Lease liabilities	(3,545)	(6,659)	—
Deferred revenue	41,060	62,201	61,554
Net cash provided by (used in) operating activities	9,090	(11,729)	(5,896)
Investing activities
Purchases of property and equipment	(35,438)	(11,181)	(8,796)
Purchases of content library	(7,809)	(5,326)	(3,340)
Cash paid for acquisitions, net of cash acquired	(37,512)	(163,771)	—
Purchases of investments	(491,278)	(694,246)	—
Proceeds from sales of investments	—	4,967	—
Proceeds from maturities of investments	576,582	252,836	—
Net cash provided by (used in) investing activities	4,545	(616,721)	(12,136)
Financing activities
Proceeds from issuance of common stock from employee equity plans	26,418	24,828	13,378
Taxes paid related to net share settlement	(7,992)	(1,574)	(16,905)
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	—	616,654	—
Purchase of capped calls related to issuance of convertible senior notes	—	(69,432)	—
Repurchases of convertible senior notes	—	(35,000)	—
Proceeds from terminations of capped calls related to repurchases of convertible senior notes	—	1,284	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	332,080
Payments of costs related to initial public offering	—	—	(7,083)
Borrowings of long-term debt	—	—	20,000
Repayments of long-term debt	—	—	(137,710)
Payments of debt extinguishment costs	—	—	(2,179)
Payments of debt issuance costs	—	—	(450)
Payments to settle equity appreciation rights	—	—	(325)
Other	—	—	(17)
Net cash provided by financing activities	18,426	536,760	200,789
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	449	50	(163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,510	(91,640)	182,594
Cash, cash equivalents, and restricted cash, beginning of period	119,431	211,071	28,477
Cash, cash equivalents, and restricted cash, end of period	$151,941	$119,431	$211,071
The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Supplemental cash flow disclosure:
Cash paid for interest	$2,226	$1,126	$4,271
Cash paid for income taxes, net	$2,094	$836	$452
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$70,313	$11,700	$—
Unpaid capital expenditures	$1,095	$3,865	$519
Equity-based compensation capitalized as internal-use software	$1,240	$1,166	$459
Unrealized gains on investments	$633	$333	$—
401(k) equity match	$1,325	$—	$—
Contingent consideration liabilities	$11,050	$—	$—
Conversion of redeemable convertible preferred units	$—	$—	$582,041
Redeemable convertible preferred unit accretion	$—	$—	$176,275
Issuance of warrants to purchase shares of Class A common stock	$—	$—	$984
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$134,395	$90,515	$194,306
Restricted cash	17,546	28,916	16,765
Total cash, cash equivalents, and restricted cash	$151,941	$119,431	$211,071

The accompanying notes are an integral part of these consolidated financial statements.

PLURALSIGHT, INC.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Organization and Description of Business
Pluralsight, Inc. was incorporated as a Delaware corporation on December 4, 2017 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Pluralsight Holdings, LLC (“Pluralsight Holdings”) and its subsidiaries (together with Pluralsight, Inc., the “Company” or “Pluralsight”). Pluralsight Holdings is a limited liability company (“LLC”) and was organized on August 29, 2014 in the state of Delaware and is the parent company of Pluralsight, LLC, and its directly and indirectly wholly-owned subsidiaries. Pluralsight, LLC was organized on June 17, 2004 in the state of Nevada. Pluralsight operates a technology workforce development platform that provides a broad range of tools for businesses and individuals to measure and increase technology skills, including skill and role assessments, a curated library of courses, learning paths, software developer productivity metrics, and business analytics. As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. operates and controls all the business operations and affairs of Pluralsight.
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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):
•The limited liability company agreement of Pluralsight Holdings (“LLC Agreement”) was amended and restated to, among other things: (i) appoint Pluralsight, Inc. as its sole managing member and (ii) effectuate the conversion of all outstanding redeemable convertible preferred limited liability company units, incentive units, and Class B incentive units of Pluralsight Holdings into a single class of LLC Units. See Note 13—Stockholders’ Equity for additional details.
•Certain members of Pluralsight Holdings that were corporations merged with and into Pluralsight, Inc. and certain members of Pluralsight Holdings contributed certain of their LLC Units to Pluralsight, Inc., in each case in exchange for shares of Class A common stock.
•The certificate of incorporation of Pluralsight, Inc. was amended and restated to authorize three classes of common stock, Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class B and Class C common stock were issued on a one-for-one basis to the members of Pluralsight Holdings who retained LLC Units (“Continuing Members”). Class B and Class C common stock have voting rights but no economic rights. See Note 13—Stockholders’ Equity for additional details.
As the sole managing member of Pluralsight Holdings, Pluralsight, Inc. has the sole voting interest in Pluralsight Holdings and controls all of the business operations, affairs, and management of Pluralsight Holdings. Accordingly, Pluralsight, Inc. consolidates the financial results of Pluralsight Holdings and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated financial statements. As of December 31, 2020, Pluralsight, Inc. owned 82.9% of Pluralsight Holdings and the non-controlling interests owned the remaining 17.1% of the vested LLC Units of Pluralsight Holdings.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Pluralsight, Inc. had no operations.
Secondary Offering
In June 2020, the Company completed a secondary offering, in which certain stockholders sold 11,711,009 shares of Class A common stock at a public offering price of $19.50 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $1.3 million in costs were incurred by Pluralsight in connection with this offering.
Merger Agreement
On December 11, 2020, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with affiliates of Vista Equity Partners Fund VII, L.P. (“Vista”). If the Mergers are completed, at the effective times of the Mergers: (i) each share of Class A common stock outstanding as of immediately prior to the effective time of the Pluralsight Merger (except as otherwise provided in the Merger Agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $20.26, without interest and (ii) each common unit of Pluralsight Holdings, or Holdings units outstanding as of immediately prior to the effective time of the Holdings Merger (except as otherwise provided in the merger agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $20.26 per share, without interest.
In addition, at the effective time of the Pluralsight Merger, each share of Class B common stock and each share of Class C common stock which correspond on a one-for-one basis with the Holdings units, outstanding as of immediately prior to the effective time of the Pluralsight Merger (except as otherwise provided in the merger agreement) will be cancelled and automatically converted into the right to receive cash in an amount equal to $0.0001, without interest, as provided in the amended and restated certificate of incorporation of Pluralsight.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of the liability and equity components of the convertible senior notes, the fair value of identified assets and liabilities acquired in business combinations, the fair value of contingent consideration liabilities, the useful lives of property and equipment, content library and intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable and deferred revenue, the standalone selling price (“SSP”) of performance obligations, the determination of the period of benefit for deferred contract acquisition costs, certain accrued expenses, including author fees, and the discount rate used for operating leases. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
The Company deposits cash with high-credit-quality financial institutions, which, at times, may exceed federally insured amounts. The Company invests its cash equivalents in highly-rated money market funds. The Company has not experienced any losses on its deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and will limit the amount of credit as deemed necessary, but currently does not require collateral from customers. No customer accounted for 10% or more of the net accounts receivable balance for the years ended December 31, 2020 or 2019. For the years ended December 31, 2020, 2019, and 2018 no customer accounted for 10% or more of total revenue.
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
The Company maintains allowances for doubtful accounts and expected credit losses to reserve for potential uncollectible receivables, by assessing the collectability of the accounts by taking into consideration the aging of trade receivables, historical experience, and management judgment. The Company records the allowance for expected credit losses against bad debt expense through the consolidated statement of operations up to the amount of revenue recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the consolidated balance sheet. Allowances for doubtful accounts unrelated to expected credit losses are recorded as a reduction of revenue and deferred revenue. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable.
The following is a roll-forward of the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2020	2019	2018

Balance, beginning of period	$3,465	$2,501	$1,552
Provision for doubtful accounts	14,953	10,649	2,185
Accounts written-off, net of recoveries	(13,156)	(9,685)	(1,236)
Balance, end of period	$5,262	$3,465	$2,501
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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be recoverable. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of property and equipment during the years ended December 31, 2020, 2019, and 2018.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses.
Capitalized Software Development Costs
The Company capitalizes certain development costs incurred in connection with the development of its platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs of application development are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. The Company capitalized costs of $9.8 million, $8.5 million, and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, which were included in property and equipment. Maintenance and training costs are expensed as incurred.

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
As a result of its most recent annual qualitative assessment, the Company concluded that the fair value of the Company’s sole reporting unit is greater than its carrying amount. There were no impairments of goodwill or intangible assets, including the content library, during the years ended December 31, 2020, 2019, and 2018.
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
Contingent Consideration Liabilities
The Company’s acquisition consideration in business combinations may include an estimate for contingent consideration that will be paid if certain earn-out performance targets are met. The resulting contingent consideration liabilities are categorized as Level 3 fair value measurements because the Company estimates projections during the earn-out period utilizing unobservable inputs, including various potential pay-out scenarios. Changes to the unobservable inputs could have a material impact on the Company’s consolidated financial statements. The Company values the expected contingent consideration and the corresponding liabilities using the Monte Carlo method based on estimates of potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, and the related projections. Changes to the contingent consideration liabilities are reflected as part of general and administrative expense in the consolidated statements of operations.
Revenue Recognition - ASC 606
The Company derives a substantial majority of its revenue from subscription services (which include support services) by providing customers access to its platform.

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
Following the adoption of ASC 606, the Company recognizes revenue when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. The Company accounts for revenue contracts with customers by applying the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in a contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, performance obligations are satisfied.
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
The Company also derives revenue from providing professional services, which generally consist of consulting, integration, or other services, such as instructor-led training and content creation. These services are distinct from subscription services. Revenue from professional services is generally recognized as services are performed.
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
Revenue Recognition - ASC 605
The Company applied the provisions of prior revenue recognition standard ASC 605, Revenue Recognition (“ASC 605”) to revenue recognized during the year ended December 31, 2018. A comparison of the results under ASC 606 and ASC 605 for the year ended December 31, 2019 is presented in Note 3—Revenue.
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

Deferred Contract Acquisition Costs
In connection with the adoption of ASC 606, the Company capitalized the incremental costs of obtaining customer contracts for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, incremental costs of obtaining customer contracts were expensed as incurred.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded advertising costs of $18.8 million, $17.0 million, and $12.4 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Black-Scholes option pricing model is affected by the share price and a number of assumptions, including the award’s expected life, risk-free interest rate, the expected volatility of the underlying stock, and expected dividends. The assumptions used in the Black Scholes pricing model are estimated as follows:
•Fair Value of Common Stock: The Company determines the fair value of common stock as of each grant date using the market closing price of Pluralsight, Inc.’s Class A common stock on the date of grant.
•Risk-free Interest Rate: The risk-free interest rate is derived from the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
•Expected Term: The expected term is estimated using the simplified method due to a lack of historical exercise activity for the Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. For the ESPP, the Company uses the period from the beginning of the offering period to the end of each purchase period.
•Volatility: The price volatility factor is based on the historical volatilities of comparable companies as the Company does not have sufficient trading history for its common stock. To determine comparable companies, the Company considers public enterprise cloud-based application providers and selects those that are similar in size, stage of life cycle, and financial leverage. The Company will continue to use this process until a sufficient amount of historical information regarding volatility becomes available, or until circumstances change such that the identified companies are no longer relevant, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.
•Dividend Yield: The Company has not and does not expect to pay dividends for the foreseeable future.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests of LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Income or loss is attributed to the non-controlling interests based on the weighted-average LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2020, the non-controlling interests owned 17.1% of the vested LLC Units outstanding. The non-controlling interests’ ownership percentage can fluctuate over time as LLC Units vest and as Continuing Members elect to exchange LLC Units for Class A common stock of Pluralsight, Inc.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The allowance for credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The ASU also amends the impairment model for available-for-sale debt securities and requires any credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down, with changes presented through earnings. The Company adopted the standard effective January 1, 2020 using the modified retrospective approach. The effect of the adoption was not material to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company adopted the standard prospectively effective January 1, 2020. As a result of the adoption, the Company capitalizes certain implementation costs that were previously expensed as incurred. These costs will be amortized to expense over the term of the hosting arrangement. The effect of adopting the standard was not material to the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard during the three months ended June 30, 2020. The effect of adopting the standard was not material to the Company’s consolidated financial statements. The standard removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and other comprehensive income, as a result the Company was not required to apply the incremental approach for intraperiod tax allocation during the year ended December 31, 2020.
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815. Consequently, a convertible debt instrument, such as the Company's convertible senior notes, will be accounted for as a single liability measured at its amortized cost. As of December 31, 2020, the Company recorded a discount on the convertible notes of $88.0 million related to the separation of the conversion feature. This discount results in the accretion of interest expense over time and is expected to be removed upon adoption of this ASU. As a result, the standard is expected to have a material impact on the Company's consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. Adoption using either the full retrospective or modified retrospective transition method is permitted. The Company continues to evaluate the impact of the adoption of the new standard on its accounting policies and processes, and is currently evaluating adoption methods.

Note 3. Revenue
Disaggregation of Revenue
Subscription revenue accounted for approximately 96% and 97% of the Company's revenue for the years ended December 31, 2020 and 2019, respectively.
Revenue by geographic region, based on the physical location of the customer, was as follows (dollars in thousands):

	Year Ended December 31,						Growth Rate
	2020		2019		2018		2020	2019
	Amount	%	Amount	%	Amount	%	%

United States	$240,990	61%	$198,815	63%	$148,439	64%	21%	34%
Europe, Middle East and Africa(1)	111,848	29%	86,192	27%	61,509	27%	30%	40%
Other foreign locations	39,027	10%	31,903	10%	22,081	9%	22%	44%
Total revenue	$391,865	100%	$316,910	100%	$232,029	100%
________________________
(1)Revenue from the United Kingdom represented 12%, 11%, and 10% of revenue for the year ended December 31, 2020, 2019 and 2018, respectively. No other foreign country accounted for 10% or more of revenue during the year ended December 31, 2020, 2019 and 2018.

Revenue by type of customer, was as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019

Business customers	$343,783	$271,819
Individual customers	48,082	45,091
Total revenue	$391,865	$316,910
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue, pursuant to the Company’s revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $3.5 million and $0.8 million as of December 31, 2020 and 2019, respectively. The change in contract assets reflects the difference in timing between the satisfaction of remaining performance obligations and the Company’s contractual right to bill its customers. In connection with the acquisition of DevelopIntelligence, the Company acquired contract assets of $0.2 million, which are presented within accounts receivable and deferred revenue of $0.7 million.
Deferred revenue consists of contract liabilities and includes payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. The Company recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period of $214.6 million and $156.7 million for the years ended December 31, 2020 and 2019, respectively.

Remaining Performance Obligations
Remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $391.1 million. The Company expects to recognize 71% of the transaction price over the next 12 months.
Costs to Obtain a Contract
The following table summarizes the activity of the deferred contract acquisition costs (in thousands):

	Year Ended December 31,
	2020	2019

Beginning Balance	$24,313	$20,212
Capitalization of contract acquisition costs	35,044	27,688
Amortization of deferred contract acquisition costs	(25,894)	(23,587)
Ending Balance	$33,463	$24,313

Note 4. Cash Equivalents and Investments
Cash equivalents, short-term investments, and long-term investments consisted of the following (in thousands):

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$111,216	$—	$—	$111,216
Short-term investments
Commercial paper	$11,989	$—	$—	$11,989
U.S. treasury securities	89,980	5	—	89,985
Corporate notes and obligations	148,465	726	(21)	149,170
Foreign government obligations	13,131	1	—	13,132
Certificates of deposit	944	—	—	944
Total short-term investments	$264,509	$732	$(21)	$265,220
Restricted cash equivalents
Money market funds	$16,950	$—	$—	$16,950
Long-term investments
Corporate notes and obligations	$86,332	$362	$(108)	$86,586

Total cash equivalents and investments	$479,007	$1,094	$(129)	$479,972

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$67,076	$—	$—	$67,076
Short-term investments
Commercial paper	$33,627	$—	$—	$33,627
U.S. treasury securities	149,353	53	—	149,406
Corporate notes and obligations	148,993	215	(7)	149,201
Total short-term investments	$331,973	$268	$(7)	$332,234
Restricted cash equivalents
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$78,353	$121	$(46)	$78,428
U.S. agency obligations	26,436	1	(4)	26,433
Certificates of deposit	944	—	—	944
Total long-term investments	$105,733	$122	$(50)	$105,805

Total cash equivalents and investments	$533,153	$390	$(57)	$533,486

The amortized cost and fair value of the Company's investments based on their stated maturities consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$264,509	$265,220
Due between one and two years	86,332	86,586
Total investments	$350,841	$351,806

The Company reviews the individual securities that have unrealized losses in its investment portfolio on a regular basis to evaluate whether or not any declines in fair value are the result of credit losses. The Company evaluates, among other factors, whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Based on this evaluation, the Company determined that the unrealized losses were primarily related to investments in corporate notes and obligations, and were due to increases in credit spreads and temporary declines in liquidity for the asset class that were not specific to the underlying issuer of the investments. The Company does not intend to sell the investments with unrealized losses and it is not more likely than not that the Company will be required to sell its investments before the recovery of the amortized cost basis. As a result of this evaluation, no credit losses were recorded for investments as of December 31, 2020. The investments with unrealized loss positions have been in an unrealized loss position for less than 12 months.
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
Level 3: Unobservable inputs that are not corroborated by market data.
The fair value of the Company’s financial instruments was as follows (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$111,216	$—	$—	$111,216
Short-term investments
Commercial paper	$—	$11,989	$—	$11,989
U.S. treasury securities	—	89,985	—	89,985
Corporate notes and obligations	—	149,170	—	149,170
Foreign government obligations		13,132		13,132
Certificates of deposit	—	944	—	944
Total short-term investments	$—	$265,220	$—	$265,220
Restricted cash
Money market funds	$16,950	$—	$—	$16,950
Long-term investments
Corporate notes and obligations	$—	$86,586	$—	$86,586
Contingent consideration liabilities
Contingent consideration liabilities	$—	$—	$11,050	$11,050

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$62,085	$—	$—	$62,085
Commercial paper	—	4,991	—	4,991
Total cash equivalents	$62,085	$4,991	$—	$67,076
Short-term investments
Commercial paper	$—	$33,627	$—	$33,627
U.S. treasury securities	—	149,406	—	149,406
Corporate notes and obligations	—	149,201	—	149,201
Total short-term investments	$—	$332,234	$—	$332,234
Restricted cash
Money market funds	$28,371	$—	$—	$28,371
Long-term investments
Corporate notes and obligations	$—	$78,428	$—	$78,428
U.S. agency obligations	—	26,433	—	26,433
Certificates of deposit	—	944	—	944
Total long-term investments	$—	$105,805	$—	$105,805

Convertible Senior Notes
As of December 31, 2020, the estimated fair value of the Company's convertible senior notes, with aggregate principal totaling $593.5 million, was $585.5 million. The Company estimates the fair value based on quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These convertible senior notes are recorded at face value less unamortized debt discount and transaction costs on the Company's consolidated balance sheet. Refer to Note 10—Convertible Senior Notes and Other Long-Term Debt for further information.
Contingent Consideration Liabilities
The DevelopIntelligence acquisition consideration includes an estimate for certain revenue-based earn-out performance targets during an earn-out period that ends on December 31, 2021. The resulting contingent consideration liability is categorized as a Level 3 fair value measurement. Contingent consideration liabilities are measured to fair value on a recurring basis using significant unobservable inputs. The changes in the estimated fair value of the contingent consideration liabilities were not material during the year ended December 31, 2020.
Fair Value of Other Financial Instruments
The carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.

Note 6. Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019

Prepaid expenses	$22,780	$11,469
Other current assets	2,253	2,705
Prepaid expenses and other current assets	$25,033	$14,174
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2020	2019

Accrued compensation	$38,980	$23,310
Accrued income and other taxes payable	8,539	7,116
Accrued other current liabilities	10,365	10,277
Accrued expenses	$57,884	$40,703

Note 7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019

Computer equipment	$9,101	$9,047
Software	584	2,047
Capitalized internal-use software costs	27,185	23,021
Furniture and fixtures	8,781	5,826
Leasehold improvements	39,692	9,871
Construction in progress	1,729	4,427
Total property and equipment	87,072	54,239
Less: Accumulated depreciation	(22,554)	(31,343)
Property and equipment, net	$64,518	$22,896

Depreciation expense for property and equipment totaled $12.3 million, $9.5 million, and $8.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 8. Business Combinations
Acquisition of DevelopIntelligence LLC
On October 9, 2020, the Company completed the acquisition of DevelopIntelligence LLC (“DevelopIntelligence”), a provider of strategic skills consulting and virtual instructor-led training for IT, software development, and engineering teams. Under the terms of the agreement the Company acquired all of the outstanding stock of DevelopIntelligence for total consideration of approximately $48.9 million, which is composed of net cash consideration of $37.5 million, a liability of $0.4 million for consideration that was withheld to cover general representations and warranties, and contingent consideration based on the achievement of certain revenue targets for the years ended December 31, 2020 and 2021, with an initial fair value of $11.1 million. The acquisition consideration is subject to certain working capital adjustments.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The acquisition is treated as an asset acquisition for tax purposes, and as a result goodwill is tax deductible. The goodwill is attributable to DevelopIntelligence’s assembled workforce and synergies acquired.
The preliminary allocation of the consideration transferred is based on a preliminary valuation and is subject to potential adjustments. Balances subject to adjustment primarily include the potential impact of net working capital adjustments on the acquisition consideration. During the measurement period, we may record adjustments to the provisional amounts recognized in our initial accounting for the acquisition. We expect the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). There were no measurement period adjustments recorded during the year ended December 31, 2020.
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition, net of cash acquired (in thousands):

Fair Value

Accounts receivable	1,983
Other assets	23
Right-of-use assets	338
Goodwill	31,330
Intangible assets	17,940
Lease liabilities	(338)
Deferred revenue	(744)
Other liabilities assumed	(1,590)
Total fair value of net assets acquired	$48,942

The useful lives, primarily based on the period of benefit to the Company, and fair values of the identifiable intangible assets at acquisition date were as follows:

	Fair Value of Intangible Assets Acquired (in thousands)	Useful Lives (in years)

Content and instructor network	$16,400	6 years
Customer relationships	1,400	5 years
Trademark	140	1 year
Total fair value of intangible assets acquired	$17,940

The fair value of the content and instructor network acquired in the acquisition was determined using the excess earnings model, the customer relationships acquired was determined using a distributor model, and the trademark acquired was determined using the relief from royalty method. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, customer attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). The Company engaged third-party valuation specialists to assist in management's analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
During the year ended December 31, 2020, the Company incurred acquisition costs of $0.4 million. These costs include legal and accounting fees, and other costs directly related to the acquisition and are classified within general and administrative expenses in the Company's consolidated statements of operations.
Acquisition of GitPrime, Inc
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
Unaudited Pro Forma Information
The consolidated statements of operations include the results of DevelopIntelligence and GitPrime from the acquisition dates. During the year ended December 31, 2020, the consolidated statements of operations includes revenue from DevelopIntelligence of approximately $2.9 million. During the year ended December 31, 2019, the consolidated statements of operations includes revenue from GitPrime of approximately $5.7 million. Due to the continued integration of the combined businesses, the information needed to determine earnings of DevelopIntelligence and GitPrime included in the consolidated statements of operations was unavailable.
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition of DevelopIntelligence occurred on January 1, 2019 and the acquisition of GitPrime occurred on January 1, 2018. It includes pro forma adjustments related to the amortization of acquired intangible assets, equity-based compensation expense, adjustments for ASC 606, and fair value adjustments for deferred revenue. The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable, however, the results are not necessarily indicative of the consolidated results of operations had the acquisitions of DevelopIntelligence and GitPrime occurred on January 1, 2019 and 2018, respectively, or of future results of operations (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018

	(unaudited)
Revenue	$401,133	$330,710	$234,882
Net loss	(163,488)	(167,673)	(163,145)
Net loss per share, basic and diluted	$(1.14)	$(1.22)	$(0.81)

Note 9. Intangible Assets
Intangible assets are summarized as follows (dollars in thousands):

	As of December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	5.8	$49,235	$33,438	$15,797
Course creation costs	3.8	24,727	11,634	13,093
Total		$73,962	$45,072	$28,890
Intangible assets:
Technology	3.3	$28,500	$11,966	$16,534
Trademarks	0.8	260	152	108
Noncompetition agreements	—	320	320	—
Customer relationships	4.1	4,950	3,143	1,807
Domain names	Indefinite	39	—	39
Total		$34,069	$15,581	$18,488

	As of December 31, 2019
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Content library:
Acquired content library	1.6	$32,835	$32,780	$55
Course creation costs	3.8	17,717	8,814	8,903
Total		$50,552	$41,594	$8,958
Intangible assets:
Technology	4.2	$28,500	$6,585	$21,915
Trademarks	—	162	162	—
Noncompetition agreements	—	390	390	—
Customer relationships	—	3,550	2,879	671
Database	—	40	40	—
Domain names	Indefinite	45	—	45
Total		$32,687	$10,056	$22,631

Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of acquired intangible assets was $6.3 million, $4.5 million, and $8.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization expense of course creation costs was $3.4 million, $2.5 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Based on the recorded intangible assets at December 31, 2020, estimated amortization expense is expected to be as follows (in thousands):

Year Ending December 31,	Amortization Expense

2021	$12,427
2022	11,462
2023	10,803
2024	6,826
2025	3,713
Thereafter	2,108
Total	$47,339

The change in the carrying amount of goodwill for the year ended December 31, 2020 was due to the acquisition of DevelopIntelligence.

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
During the year ended December 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not currently convertible or otherwise redeemable and are classified as long-term debt.
In December 2020, the Company entered into a Merger Agreement to be acquired by entities affiliated with Vista. If the Merger Agreement is approved by the Company’s shareholders, the notes will be subject to repurchase at the holder’s option, for a cash amount equal to the principal amount outstanding, plus accrued interest.
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

The net carrying value of the liability component of the Notes was as follows (in thousands):

	As of December 31,
	2020	2019

Principal	$593,500	$593,500
Less: Unamortized debt discount	(88,004)	(112,776)
Less: Unamortized issuance costs	(8,191)	(10,496)
Net carrying amount	$497,305	$470,228

The net carrying value of the equity component of the Notes was as follows (in thousands):

	As of December 31,
	2020	2019

Proceeds allocated to the conversion option (debt discount)	$140,776	$140,776
Less: Issuance costs	(3,743)	(3,743)
Less: Reacquisition of conversion option related to the repurchases of convertible senior notes	(2,965)	(2,965)
Net carrying amount	$134,068	$134,068

The interest expense recognized related to the Notes was as follows (in thousands):

	As of December 31,
	2020	2019

Contractual interest expense	$2,226	$1,867
Amortization of debt issuance costs and discount	27,077	21,691
Total	$29,303	$23,558

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
The Company performed evaluations of its contracts and determined that each of its identified leases are operating leases. The components of operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Operating lease expense	$10,358	$6,512	$4,795
Variable lease expense	1,774	346	—
Short-term lease expense	675	705	—
Total lease expense	$12,807	$7,563	$4,795

Variable lease expense consists of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2020 and 2019 was $6.8 million and $6.0 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows. Lease liabilities arising from obtaining right-of-use assets for the years ended December 31, 2020 and 2019 were $70.3 million and $11.7 million, respectively.

As of December 31, 2020, the maturities of the Company's operating lease liabilities were as follows (in thousands):

Year Ending December 31,

2021	$12,184
2022	12,106
2023	11,444
2024	10,702
2025	8,595
Thereafter	91,581
Total lease payments	146,612
Less: Imputed interest	(61,841)
Lease liabilities	$84,771
As of December 31, 2020, the weighted average remaining lease term is 13.0 years and the weighted average discount rate used to determine operating lease liabilities was 8.2%.
The Company has various sublease agreements with third parties. These subleases have remaining lease terms of between one and three years. Sublease income, which is recorded within other income, was $0.3 million during the year ended December 31, 2020. In connection with the execution of a sublease during the year ended December 31, 2020, the Company recorded an impairment of its right-of-use assets of $0.2 million within general and administrative expenses.
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
Note 12. Commitments and Contingencies
Letters of Credit
As of December 31, 2020 and 2019, the Company had a total of $2.2 million and $2.1 million, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing certain of the Company’s obligations under facility leases. The letters of credit were collateralized by $0.6 million and $1.3 million of the Company’s cash, as of December 31, 2020 and 2019, respectively, which is reflected as restricted cash on the consolidated balance sheets.
Other Commitments
The Company has also entered into certain non-cancellable agreements primarily related to cloud infrastructure and software subscriptions in the ordinary course of business. As of December 31, 2020 and 2019, the Company had non-cancellable purchase obligations outstanding with a term of 12 months or longer of $30.0 million and $19.8 million, respectively.
Legal Proceedings
Federal Securities Class Action: In August 2019, a class action complaint was filed by a stockholder of the Company in the U.S. District Court for the Southern District of New York against the Company, and certain of the Company’s officers alleging violation of securities laws and seeking unspecified damages. In October 2019, the action was transferred to the U.S. District Court for the District of Utah and in March 2020, a lead plaintiff was appointed. An amended complaint was filed in June 2020. The amended complaint names us as defendants, along with certain of the Company’s officers, members of the Board of Directors, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, the lead underwriters from the Company’s March 2019 common stock offering. The Company filed a motion to dismiss the amended complaint on August 14, 2020. The motion to dismiss has been fully-briefed. The Court has not yet scheduled a hearing on the motion.
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
Shareholder Derivative Lawsuit: In March 2020, a derivative lawsuit was filed by a shareholder in the United States District Court for the District of Delaware as an outgrowth of the aforementioned class action. It includes as defendants certain of the Company’s officers and the Board of Directors, alleging violations of fiduciary duties to the Company. The Company is named as a nominal defendant. On May 18, 2020, the Court entered a stipulated order that stays the derivative lawsuit until the class action is dismissed with prejudice, the defendants’ motion to dismiss the class action complaint is denied, or the defendants file an answer to the class action complaint.
Delaware Court of Chancery Lawsuit: On January 19, 2021, a purported Pluralsight stockholder filed a putative class action lawsuit in the Delaware Court of Chancery against Pluralsight, the members of the Pluralsight Board, and certain entities affiliated with Vista. The complaint generally alleges, among other things, that the members of the Pluralsight Board breached their fiduciary duties in approving the Mergers and in connection with disclosures related to the Mergers. The complaint further alleges that the members of the Pluralsight Board violated Section 203 of the Delaware General Corporation Law, that Mr. Skonnard, as an alleged controlling stockholder of Pluralsight, breached his fiduciary duties to Pluralsight and its stockholders, and that certain entities affiliated with Vista aided and abetted those alleged breaches of fiduciary duty. The complaint seeks, among other things, an order enjoining the stockholder vote on, and consummation of, the Mergers; awarding an unspecified amount of damages; and awarding costs, including attorneys’ fees and expenses. Pluralsight and the Pluralsight Board believe that the allegations in the complaint lack merit and will vigorously defend against them.
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
In June 2020, the Company completed a secondary offering, in which certain stockholders sold 11,711,009 shares of Class A common stock at a public offering price of $19.50 per share. Pluralsight did not receive any proceeds from the sale of shares by selling stockholders. A total of $1.3 million in costs were incurred by Pluralsight in connection with this offering.
Exchanges of LLC Units
During the years ended December 31, 2020, 2019, and 2018, certain Continuing Members exchanged 12,373,292, 34,892,796 and 1,107,448 LLC Units of Pluralsight Holdings, respectively, along with their corresponding shares of Class B or Class C common stock for an equal number of shares of Class A common stock. Simultaneously, and in connection with these exchanges, the Company cancelled the exchanged shares of Class B or Class C common stock, where applicable.
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
Note 14. Non-Controlling Interests
In connection with the Reorganization Transactions, Pluralsight, Inc. became the sole managing member of Pluralsight Holdings and as a result consolidates the results of operations of Pluralsight Holdings. The non-controlling interests balance represents the LLC Units of Pluralsight Holdings held by Continuing Members, based on the portion of LLC Units owned by Continuing Members. Following the Reorganization Transactions, the adjustments to the non-controlling interests were primarily related to equity-based compensation, the settlement of equity-based awards, and the issuance of a convertible promissory note with Pluralsight Holdings in connection with the convertible senior notes as discussed in Note 10—Convertible Senior Notes and Other Long-Term Debt. Income or loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to time-based vesting requirements. As of December 31, 2020, the non-controlling interests of Pluralsight Holdings owned 17.1% of the outstanding LLC Units, with the remaining 82.9% owned by Pluralsight, Inc. The ownership of the LLC Units is summarized as follows:

	December 31, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %

Pluralsight, Inc.'s ownership of LLC Units	121,675,561	82.9%	104,083,271	74.3%
LLC Units owned by the Continuing Members(1)	25,041,790	17.1%	35,936,804	25.7%
	146,717,351	100.0%	140,020,075	100.0%
________________________
(1) Excludes 482,942 and 1,543,813 LLC Units still subject to time-based vesting requirements, as of December 31, 2020, and 2019, respectively.

Note 15. Equity-Based Compensation
Equity Incentive Plans
In June 2017, Pluralsight Holdings adopted the 2017 Equity Incentive Plan (“2017 Plan”) and issued RSUs to employees. In May 2018, Pluralsight, Inc. adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan provides for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors, and consultants of the Company. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year beginning in 2019, equal to the lesser of: (i) 14,900,000 shares, (ii) 5.0% of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) a lower number of shares determined by the 2018 Plan’s administrator. As of December 31, 2020 a total of 20,085,254 shares of Class A common stock were available for issuance under the 2018 Plan.
Stock Options
In connection with the IPO, the Company granted to employees stock options under the 2018 Plan to purchase shares of Class A common stock at an exercise price equal to the IPO price of $15.00 per share. The stock options vested ratably in equal six-month periods over a period of two years from the IPO date.
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

The following table summarizes the stock option activity for the year ended December 31, 2020:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2019	4,361,718	$14.55
Granted	—	—
Exercised	(701,593)	14.06
Forfeited or cancelled	(21,413)	6.01
Outstanding as of December 31, 2020	3,638,712	$14.70	7.4	$22.8
Vested and exercisable as of December 31, 2020	3,588,259	$14.88	7.4	$21.8

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $4.1 million and $7.9 million, respectively. The total unrecognized equity-based compensation costs related to the stock options was $1.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The grant date fair value of the stock options was determined using the Black Scholes model with the following assumptions:

2019

Dividend yield	None
Volatility	59.00%
Risk-free interest rate	2.25%
Expected term (years)	4.5—5.9
Weighted-average grant date fair value per share	$31.26
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

The activity for RSUs of Pluralsight, Inc. and restricted share units of Pluralsight Holdings for the year ended December 31, 2020 was as follows:

	Number of RSUs or Units	Weighted-Average Grant Date Fair Value

RSUs of Pluralsight, Inc.:
Balance at December 31, 2019	7,672,038	$22.71
Granted	7,124,757	19.00
Forfeited or cancelled	(1,398,579)	21.54
Vested	(3,336,839)	22.49
Balance at December 31, 2020	10,061,377	$20.32

Restricted Share Units of Pluralsight Holdings:
Balance at December 31, 2019	1,312,500	$8.24
Vested	(750,000)	8.24
Balance at December 31, 2020	562,500	$8.24

The total fair value of RSUs, including the restricted share units of Pluralsight Holdings, vested during the years ended December 31, 2020 and 2019 was $81.2 million and $29.2 million, respectively. The weighted-average grant date fair value per share of RSUs and restricted share units was $19.00, $28.48, $12.52, for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the total unrecognized equity-based compensation cost related to the RSUs, including the restricted share units of Pluralsight Holdings, was $172.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
401(k) Equity Match
In May 2020, the Compensation Committee of the Board of Directors of Pluralsight, Inc. approved the issuance of Class A common shares to pay the Company’s 401(k) matching contributions to employees during the year ended December 31, 2020. The Company's matching contribution is equal to 50% of eligible wages contributed up to a maximum of 6%. As of December 31, 2020, the Company had recorded a matching liability of $1.0 million that is expected to be settled in shares of Class A common stock.
Employee Stock Purchase Plan
In May 2018, Pluralsight Inc.’s board of directors adopted the ESPP. A total of 2,970,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning in 2019 equal to the lesser of: (i) 2,970,000 shares of Class A common stock, (ii) 1.5% of the outstanding shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the plan administrator. As of December 31, 2020 a total of 3,797,146 shares of Class A common stock were available for issuance under the ESPP.
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
As of December 31, 2020, a total of 2,365,664 shares were issuable to employees based on contribution elections made under the ESPP. As of December 31, 2020, total unrecognized equity-based compensation costs was $18.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.
ESPP employee payroll contributions accrued at December 31, 2020 totaled $1.4 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the purchase period.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2020:

Year Ended December 31,
	2020	2019

Dividend yield	None	None
Volatility	64.87%—73.42%	59.00%—67.45%
Risk-free interest rate	0.09%—0.18%	1.60%—2.35%
Expected term (years)	0.5—2.0	0.5—2.0
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
The activity of unvested LLC Units during the year ended December 31, 2020 was as follows:

	Unvested Units	Weighted- Average Grant Date Fair Value

Unvested LLC Units outstanding—December 31, 2019	1,543,813	$8.72
Forfeited or cancelled	—	—
Vested	(1,060,871)	8.64
Unvested LLC Units outstanding—December 31, 2020	482,942	$8.90

As of December 31, 2020, total unrecognized equity-based compensation related to all unvested Class A common shares and unvested LLC Units was $3.1 million, which is expected to be recognized over a weighted-

average period of 0.5 years. The total fair value of Class A common shares and LLC Units vested during the years ended December 31, 2020, 2019, and 2018 was $19.1 million, $40.3 million and $34.5 million, respectively.
In August 2019, the Company entered into a Separation Agreement with its former Chief Revenue Officer. Under the agreement, the Company accelerated the vesting of 130,924 LLC Units. The acceleration was deemed a modification, which resulted in an increase to equity-based compensation expense of $2.1 million during the year ended December 31, 2019.
Equity-Based Compensation Expense
Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018

Cost of revenue	$1,213	$548	$205
Sales and marketing	41,168	30,677	19,096
Technology and content	26,222	21,430	12,038
General and administrative	31,250	37,782	41,153
Total equity-based compensation	$99,853	$90,437	$72,492

Equity-based compensation costs capitalized as internal-use software was $1.2 million, $1.2 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 16. Income Taxes
Provision for Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Domestic	$(166,485)	$(165,074)	$(147,717)
Foreign	2,286	2,318	1,608
Total	$(164,199)	$(162,756)	$(146,109)
Income tax (benefit) expense consisted of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018

Current:
State	$26	$10	$26
Foreign	936	895	890
Total current tax expense	962	905	916
Deferred:
State	(912)	—	—
Foreign	(158)	(82)	(252)
Total deferred tax benefit	(1,070)	(82)	(252)
Income tax (benefit) expense	$(108)	$823	$664

The following reconciles the differences between the federal statutory income tax rate in effect in each year to the Company’s effective tax rate:

	Year Ended December 31,
	2020	2019	2018

Statutory federal tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax effect	3.2	2.5	0.9
Change in valuation allowance	(28.2)	(19.8)	(10.7)
Change in partnership investment	5.9	—	—
Loss attributable to non-controlling interests	(3.5)	(5.3)	(10.9)
Effect of income tax rate change	2.6	1.2	—
Non-deductible expenses	(1.2)	—	—
Research and development credit	0.5	0.7	0.2
Foreign taxes	(0.2)	(0.2)	(0.1)
Other	—	(0.6)	(0.9)
Effective tax rate	0.1%	(0.5)%	(0.5)%
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2020	2019

Deferred tax assets:
Partnership outside basis difference	$336,576	$275,856
Net operating loss carryforwards	102,996	60,973
Promissory note	10,604	13,200
Research and development credits	2,958	2,601
Interest expense carryforward	3,156	2,569
Operating leases	1,021	1,223
Compensation and benefits	1,144	451
Other	323	576
Less: Valuation allowance	(441,736)	(337,787)
Total deferred tax assets	17,042	19,662
Deferred tax liabilities:
Promissory note	(10,751)	(13,304)
Content library and intangible assets	(3,594)	(5,595)
Operating leases	(1,027)	(1,223)
Other	(537)	—
Total deferred tax liabilities	(15,909)	(20,122)
Net deferred tax assets (liabilities)	$1,133	$(460)

The Company evaluates its ability to realize net deferred tax assets by considering all available positive and negative evidence including past results of operations, forecasted earnings, tax planning strategies, and all sources of future taxable income. A full valuation allowance was maintained on its domestic deferred tax assets as of December 31, 2020 and 2019, primarily due to historical losses. The valuation allowance increased by $103.9 million, $279.8 million and $54.9 million for the years ended December 31, 2020, 2019 and 2018 due to the exchange transactions described below and increases in other deferred tax assets such as net operating losses (“NOLs”).
As of December 31, 2020, the Company had federal NOLs of $416.2 million, and state NOLs of $200.4 million for use on future tax returns. The NOLs begin to expire in 2030 if not utilized. Federal NOLs generated in tax years beginning after December 31, 2017 do not expire.
As of December 31, 2020, the Company had federal research and development tax credit carryforwards of $2.3 million and state research and development tax credit carryforwards of $1.6 million, which begin to expire in 2032 if not utilized.
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
During the years ended December 31, 2020, 2019 and 2018, Continuing Members exchanged 12,373,292, 34,892,796, and 1,107,448 LLC Units for shares of Class A common stock, respectively, which resulted in an increase in the Company’s tax basis in its investment in Pluralsight Holdings. During the years ended December 31, 2020, 2019 and 2018, the Company recorded an increase to its deferred tax assets of $60.8 million, $243.9 million, and $5.2 million, respectively, associated with the basis difference in its investment in Pluralsight Holdings related to these unit exchanges, offset by an increase in the valuation allowance. The Company has concluded that, based on applicable accounting standards, it is more-likely-than-not that its deferred tax assets subject to the TRA will not be realized; therefore, the Company has not recorded a TRA liability related to the tax savings it may realize from the utilization of deferred tax assets arising from the exchanges that have occurred through December 31, 2020. The total unrecorded TRA liability as of December 31, 2020 is approximately $345.1 million.
On December 11, 2020, in connection with the execution into the Merger Agreement, Pluralsight and Pluralsight Holdings entered into an amendment to the TRA (the “TRA Amendment”). The TRA Amendment establishes that the parties to the TRA will be entitled to receive an aggregate amount of $127.0 million in connection with the closing of the Merger in full satisfaction of Pluralsight’s payment obligation under the TRA in connection with a change of control of Pluralsight, regardless of the realizability or utilization of the deferred tax assets underlying the TRA. As this payment is subject to the closing of the Merger, a TRA liability is not recorded as of December 31, 2020.
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
The following summarizes activity related to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018

Unrecognized benefit—beginning of the year	$1,963	$1,277	$853
Gross increases—current period positions	85	686	424
Unrecognized benefit—end of period	$2,048	$1,963	$1,277

Included in the balance of unrecognized tax benefits as of December 31, 2020 are $1.1 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as a component of interest expense where applicable. As of December 31, 2020, the Company had not accrued any interest related to unrecognized tax benefits.
The Company believes it is reasonably possible that foreign tax positions related to $1.1 million in unrecognized tax benefits may be resolved within the coming year, which could result in a decrease of up to $1.1 million in unrecognized tax benefits in the coming year.
The Company files tax returns in the United States and in various foreign and state jurisdictions. Other than in one non-U.S. jurisdiction, the Company is not currently under audit by any taxing jurisdiction and with limited exception, the Company is no longer subject to income tax audits by federal, state, and foreign taxing authorities for years prior to 2014.

Note 17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

	As of December 31,
	2020	2019

Numerator:
Net loss	$(164,091)	$(163,579)
Less: Net loss attributable to non-controlling interests	(36,011)	(50,921)
Net loss attributable to Pluralsight, Inc.	$(128,080)	$(112,658)
Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	111,798	94,515
Net loss per share:
Net loss per share, basic and diluted	$(1.15)	$(1.19)

Shares of Class B and Class C common stock do not share in the earnings or losses of Pluralsight and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
During the year ended December 31, 2020, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit totals with a potentially dilutive impact (in thousands):

As of December 31, 2020

LLC Units held by Continuing Members	25,525
Stock options	3,639
RSUs of Pluralsight, Inc.	10,061
Restricted share units of Pluralsight Holdings	563
Purchase rights committed under the ESPP	2,366
Total	42,154

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
Note 18. Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan, available to all qualified employees. This plan allows employees to contribute a portion of their pretax salary up to the legally mandated limit based on their jurisdiction. The Company made matching contributions to the plan totaling $6.8 million, $5.2 million, and $3.5 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 19. Related Party Transactions
The Company utilizes an aircraft owned by the Company’s Chief Executive Officer on an as-needed basis. The Company has agreed to reimburse the Chief Executive Officer for use of the private aircraft for business purposes at an agreed upon hourly rate per flight hour. A total of $0.5 million has been paid under the arrangement during the year ended December 31, 2020.
Pluralsight One is the Company’s social impact initiative dedicated to closing the technology skills gap. This initiative will support nonprofit organizations by providing discounted and donated subscriptions to the Company’s platform. Any revenue from subscriptions provided to organizations in connection with Pluralsight One will be donated back to the community through charitable grants. During the year ended December 31, 2020, the Company donated approximately $0.3 million back to the community through these charitable grants.
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
On December 11, 2020, in connection with the execution into the Merger Agreement, Pluralsight and Pluralsight Holdings entered into an amendment to the TRA (the “TRA Amendment”). The TRA Amendment establishes that the parties to the TRA will be entitled to receive an aggregate amount of $127.0 million in connection with the closing of the Merger in full satisfaction of Pluralsight’s payment obligation under the TRA in connection with a change of control of Pluralsight. As this payment is subject to the closing of the Merger, a TRA liability is not recorded as of December 31, 2020.

Note 20. Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the two year period ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as the Company’s audited annual consolidated financial statements and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair statement of the results of operations for these periods in accordance with GAAP. These quarterly results of operations are not necessarily indicative of the Company’s results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020

	(in thousands, except per share amounts)
Revenue	$69,617	$75,862	$82,620	$88,811	$92,646	$94,765	$99,465	$104,989
Cost of revenue	16,712	17,803	17,829	19,009	19,008	19,717	20,426	23,401
Gross profit	52,905	58,059	64,791	69,802	73,638	75,048	79,039	81,588
Operating expenses:
Sales and marketing	44,171	50,046	55,797	57,071	62,415	57,759	57,206	60,785
Technology and content	20,271	24,819	27,847	29,965	30,144	29,514	29,345	29,782
General and administrative	22,191	20,575	20,844	21,950	23,371	22,996	20,366	28,918
Total operating expenses	86,633	95,440	104,488	108,986	115,930	110,269	106,917	119,485
Loss from operations	(33,728)	(37,381)	(39,697)	(39,184)	(42,292)	(35,221)	(27,878)	(37,897)
Other income (expense):
Interest expense	(1,678)	(7,346)	(7,412)	(7,129)	(7,149)	(7,241)	(7,409)	(7,523)
Loss on debt extinguishment	—	—	(950)	—	—	—	—	—
Other income (expense), net	1,676	4,106	3,001	2,966	2,170	2,267	1,992	1,982
Loss before income taxes	(33,730)	(40,621)	(45,058)	(43,347)	(47,271)	(40,195)	(33,295)	(43,438)
Income tax (expense) benefit	(154)	(143)	(404)	(122)	(242)	465	(476)	361
Net loss	$(33,884)	$(40,764)	$(45,462)	$(43,469)	$(47,513)	$(39,730)	$(33,771)	$(43,077)
Net loss per share, basic and diluted	$(0.25)	$(0.30)	$(0.32)	$(0.31)	$(0.34)	$(0.28)	$(0.24)	$(0.30)

Note 21. Subsequent Events
In January 2021, the Company entered into an Agreement and Plan of Merger to acquire Appolloversity Incorporated (dba “Next Tech”) a provider of cloud-based computing environments to enable the authoring and hosting of labs in software development, data science and machine learning. The Company paid net cash consideration of approximately $25.0 million, subject to customary working capital adjustments that are expected to be finalized within 90 days of the closing date. In addition, the Company issued RSUs of Pluralsight, Inc. valued at approximately $15.0 million to employees of Next Tech who continue as employees of Pluralsight. The RSUs are expected to vest over a service period extending three years from the acquisition date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
As permitted by SEC guidance, specifically the SEC staff’s Frequently Asked Question number 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded the acquisition of DevelopIntelligence from their final assessment of internal control over financial reporting. The acquisition of DevelopIntelligence is included in the December 31, 2020 consolidated financial statements and constituted less than 1% of total revenue for the year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Composition of Our Board
Our board of directors is currently comprised of eleven members. Our board of directors consists of three classes of directors, each serving staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. Each director's term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of as closely as possible to one third of the directors. There are no family relationships among any of our directors or executive officers.
The following table sets forth the names, ages, and certain other information for each of the directors. All information is as of February 11, 2021.

Name	Class	Age	Position	Director Since	Current Term Expires
Gary Crittenden(1)(4)	I	67	Director	2017	2022
Tim Maudlin(2)	I	70	Director	2017	2022
Brad Rencher(3)	I	47	Director	2017	2022
Frederick Onion	II	52	Co-Founder and Director	2017	2023
Arne Duncan	II	56	Director	2017	2023
Leah Johnson(1)	II	58	Director	2018	2023
Karenann Terrell(2)	II	59	Director	2017	2023
Aaron Skonnard	III	48	Co-Founder, Chief Executive Officer and Chairman	2017	2021
Scott Dorsey(1)(3)	III	53	Director	2017	2021
Ryan Hinkle(2)(3)	III	39	Director	2017	2021
Bonita Stewart(3)	III	63	Director	2018	2021
________________________
(1)     Member of nominating and corporate governance committee.
(2)    Member of audit committee.
(3)    Member of compensation committee.
(4)    Lead independent director.

Below is a summary of the composition of our Board’s committees as of February 11, 2021.
Directors Serving on Our Board
Below is summary of the age, tenure, and unique experiences, qualifications and attributes reflected by the members who serve on our Board as of February 11, 2021. We value the diversity our Board represents and consider it critical to our success.

DIVERSITY

Women
3
Men
8
Underrepresented class
2

AGE DISTRIBUTION

70's
1
60's
2
50's
5
40's
2
30's
1

TENURE*

2018
2
2017
2
2016
4
2012
1
10+ years
2

*Tenure is comprised of board-level service with Pluralsight, LLC, Pluralsight Holdings, LLC, and Pluralsight, Inc.

BADGES

Business Development and Strategy. Directors with expertise in leading company growth through mergers, acquisitions and other business combinations, integration, sustainability, business expansion, or strategic planning.

Education and Academia. Directors with experience consulting, researching, educating, advising, or managing education related administrative activities with government entities, universities or other continuing education-focused companies, institutions, and programs.

Global Leadership. Directors with a broad perspective on worldwide market opportunities, extensive leadership experience driving business success in various markets globally, and an understanding of diverse business environments, political and economic landscapes and conditions, cultures, and regulatory frameworks.

Outside Public Company Board Service. Directors who currently serve, or have served, on the board of directors of a public company other than Pluralsight, Inc.

Technology Development or Engineering. Directors with computer science, software products and services, engineering, cloud computing and infrastructure, data and cyber security, or technology research and development experience or expertise.

Community Leadership and Impact. Directors with an ongoing demonstrated commitment to promoting the welfare of their community by donating significant time to serving non-profit and not-for-profit organizations as a board member, or equivalent role.

Financial, Risk Management or Legal. Directors with expertise leading a financial firm or the management of the finance function of a company, and a thorough understanding of financial statements, reporting processes, audit procedures, internal controls, and accounting methodologies and principles; or directors with risk management expertise, legal knowledge, or significant experience with highly regulated industries.

Marketing, Sales or Brand Management. Directors with significant experience in product marketing, advertising and campaign management, sales growth and market share expansion, public relations, or brand management.

People Management. Directors with expertise managing people and the employee experience within a public company.

Senior Leadership. Directors with extensive leadership experience as a founder, executive, managing partner, or senior business unit leader of a company, investment firm, or government agency.

9
8
3
5
7
4
7
6
11
4

Board Committees
Our board of directors has established a standing audit committee, a standing compensation committee, and a standing nominating and corporate governance committee. Members of committees are appointed by our board of directors following recommendations by our nominating and corporate governance committee and serve at the pleasure of our board of directors for terms of service at the discretion of the board of directors. Each of the committees has the composition and the responsibilities described below.
Audit Committee
Our audit committee currently consists of Messrs. Maudlin and Hinkle, and Ms. Terrell, with Mr. Maudlin serving as chairperson. Mr. Maudlin is considered an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and all members of the audit committee are financially literate.
Our audit committee oversees our corporate accounting and financial reporting process, internal control over financial reporting, the audit and integrity of our financial statements, and assists our board of directors in monitoring our financial systems, and our legal and regulatory compliance. The responsibilities of our audit committee include, but are not limited to, the following:
•overseeing the qualifications, independence, and performance of our independent registered public accounting firm ("independent auditors") and our internal control functions;
•approving the hiring, retaining, discharging, replacing, and compensation of our independent auditors;
•approving engagements of the independent auditors to render any audit or permissible non-audit services;
•reviewing the qualifications, independence and performance of our independent auditors or any other registered public accounting firm;
•reviewing the scope of the annual audit;
•discussing and reviewing earnings press releases, financial information, and earnings guidance provided to the public, analysts, and rating agencies;
•reviewing our financial statements and critical accounting policies and estimates;
•assessing the adequacy and effectiveness of our disclosure controls and procedures;
•reviewing analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of financial statements, including analyses of the effects of alternative generally applicable account principles methods in the financial statements;
•reviewing the adequacy and effectiveness of our internal controls;
•approving all overall objectives, scope, organizational structure, responsibilities, resources and activities of our internal audit function;
•discussing and reviewing with management and our independent auditors the results of our annual audit, including critical audit matters identified by our independent auditors during the audit, as applicable, and our quarterly financial statements;
•reviewing and resolving any disagreements that may arise between management and the independent auditors regarding financial reporting or internal control over financial reporting;

•obtaining and reviewing the independent auditor's internal quality control procedures, and any material issues raised by the most recent internal quality-control review, peer review, or the Public Company Accounting Oversight Board (United States) review of the independent auditors by any inquiry or investigation by governmental or professional authorities, regarding any independent audit performed by the independent auditors and any steps to remediate and address such issues;
•reviewing our risk assessment and risk management processes, including our financial reporting, accounting, auditing, tax, and legal matters;
•establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; and
•reviewing and approving related party transactions under Item 404 of Regulation S-K.
Our audit committee operates under a written charter that was approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and Nasdaq Rules. The charter is available on our website at http://investors.pluralsight.com.
Compensation Committee
Our compensation committee currently consists of Messrs. Rencher, Hinkle, and Dorsey, and Ms. Stewart, with Mr. Rencher serving as the chairperson.
Our compensation committee oversees our corporate compensation policies, plans, benefits programs, and overall compensation philosophy. The responsibilities of our compensation committee include, but are not limited to, the following:
•reviewing and approving, or recommending to our board of directors for approval, policies relating to compensation and benefits of our officers and employees;
•periodically reviewing stock ownership guidelines, if any, applicable to members of the board of directors or executive offices;
•reviewing and approving, or recommendation to our board of directors for approval, corporate goals and objectives relevant to compensation of our Chief Executive Officer and other senior officers;
•overseeing our submissions to stockholders on executive compensation matters, including advisory votes on executive compensation and the frequency of such votes, incentive and other executive compensation plans, and in conjunction with our nominating and corporate governance committee of our board of directors, engaging with proxy advisory firms and other stockholder groups on executive compensation matters;
•reviewing and discussing annually with management the risks arising from our compensation philosophy and practices applicable to all employees to determine whether they encourage excessive risk-taking and to evaluate compensation policies and practices that could mitigate such risks;
•evaluating the performance of our officers (including our Chief Executive Officer) in light of established goals and objectives;
•recommending compensation of our officers based on its evaluations;
•discussing and reviewing with management disclosures required by the rules and regulations of the SEC;
•administering our equity compensation plans, including approving or recommending to our board of directors for approval, the grant of equity-based awards; and
•evaluating and approving, or recommending to our board of director for approval, non-employee director compensation.

Our compensation committee operates under a written charter approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and the Nasdaq Rules. The charter is available on our website at http://investors.pluralsight.com.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of Messrs. Crittenden and Dorsey, and Ms. Johnson, with Mr. Crittenden serving as the chairperson.
Our nominating and corporate governance committee oversees and assists our board of directors in identifying individuals who are qualified to become members of our board of directors in accordance with criteria approved by our board of directors and reviewing and recommending nominees for election or selection as directors. The responsibilities of our nominating and corporate governance committee include, but are not limited to, the following:
•evaluating and making recommendations regarding the composition, organization and governance of the board of directors and its committees;
•assessing the performance of members of the board of directors and making recommendations regarding committee and chair assignments;
•recommending desired qualifications, qualities, skills and other expertise for membership on our board of directors and conducting searches for potential members of our board of directors;
•reviewing and making recommendations with regard to our corporate governance guidelines;
•overseeing our charitable endeavors, including the activities and governance of Pluralsight One and any other charitable initiatives;
•overseeing our inclusion and diversity initiatives, including review of progress against our stated goals and overall alignment with business strategy and priorities;
•evaluating the "independence" of directors and director nominees against the independence requirements of Nasdaq Rules, applicable rules and regulations promulgated by the SEC and other applicable laws, rules and regulations;
•overseeing compliance with our code of business conduct and ethics;
•contributing to succession planning;
•developing and reviewing periodically the policies and procedures for considering stockholder nominees for election to our board of directors;
•considering any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of our certificate of incorporation and bylaws and our stockholder nominations and recommendation policies and procedures;
•evaluating and recommending termination of membership of individual directors for cause of other appropriate reasons;
•reviewing any proposals properly submitted by stockholders for action at the annual meeting of stockholders and making recommendations to the board of directors regarding action to be taken in response to each proposal;
•evaluating the participation of members of our board of directors in orientation and continuing education activities in accordance with applicable listing standards;
•reviewing actual and potential conflicts of interest of our directors and officers other than related party transactions reviewed by our audit committee;

•overseeing the self-evaluation process of the board of directors; and
•oversee the our sustainability related initiatives, reporting and programming, including review of progress against the our stated goals and overall alignment with business strategy and priorities.
Our nominating and corporate governance committee operates under a written charter that was approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and the Nasdaq Rules. The charter is available on our website at http://investors.pluralsight.com.
Considerations in Evaluating Director Nominees
In its evaluation of director candidates, including the members of the board of directors eligible for re-election, our nominating and corporate governance committee considers the current size and composition of the board of directors, the needs of the board of directors and its respective committees, and the desired qualifications, expertise and characteristics of the members of our board of directors, including such factors as education, people, brand and risk management, business, financial and technical expertise and directorship and leadership experience as described above in the section entitled “Composition of our Board”. While we do not have a formal policy with respect to diversity, our nominating and corporate governance committee may consider such factors as differences in professional background, education, skill, race, ethnicity, gender, age and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the board of directors. Our board of directors is committed to seeking out qualified women and individuals from underrepresented groups and diverse backgrounds. Our nominating and corporate governance committee has, from time to time, engaged an executive search firm to assist in identifying and recruiting potential candidates for membership on our board of directors.
Our nominating and corporate governance committee evaluates each individual in the context of the membership of the board of directors as a group, with the objective of having a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of background and experience in various areas. Each director should be an individual of high character and integrity. The board of directors evaluates the performance of the board of directors and its committees. Our nominating and corporate governance committee reviews self-assessment questionnaires to evaluate the performance of individual members. In determining whether to recommend a director for re-election, our nominating and corporate governance committee also considers the director's past attendance at meetings, participation in and contributions to the activities of the board of directors and the Company and other qualifications and characteristics determined by the board of directors. Each director must ensure that other existing and anticipated future commitments do not materially interfere with the members' service as a director. No director should serve on more than four additional public company boards without the approval of our board of directors.
After completing their review and evaluation of director candidates, in accordance with Nasdaq Rules, our nominating and corporate governance committee will recommend a director nominee for selection by our board of directors. Our board of directors has the final authority in determining the selection of director candidates for nomination to our board of directors.
Executive Officers
The following table provides information regarding our executive officers as of February 11, 2021. Officers are appointed by our board of directors to hold office until their successors are appointed and qualified.

Name	Age	Position(s)
Aaron Skonnard	48	Co-Founder, Chief Executive Officer and Chairman
James Budge	54	Chief Financial Officer
Ross Meyercord	52	Chief Revenue Officer
Matthew Forkner	46	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary

For Mr. Skonnard’s biography, please see "Board of Directors and Corporate Governance-Directors Serving on Our Board" above.

Code of Business Conduct and Ethics
Our board of directors has adopted a written code of business conduct and ethics, or Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer who is our principal executive officer, Chief Financial Officer, who is our principal financial officer and our principal accounting officer, and other executive and senior financial officers. The full text of our Code of Conduct and Ethics is available on the corporate governance section of our website, which is located at http://investors.pluralsight.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and Ethics and must approve any waivers of the Code of Conduct and Ethics for employees, executive officers and directors. We intend to disclose any amendments to our Code of Conduct and Ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, as well as any person or entity who owns more than 10% of a registered class of our common stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We typically prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them.
Based solely on review of this information and written representations by our executive officers and directors that no other reports were required, we believe that, during fiscal year 2020, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis other than the following exceptions: Board member Ms. Terrell submitted a late filing on September 18, 2020 and Mr. Meyercord submitted a late filing on November 2, 2020.
Item 11. Executive Compensation.
Executive Summary
Overview
Pluralsight is a leading technology workforce development platform committed to closing the global technology skills gap. Learners on our platform can utilize Pluralsight Skills to acquire today's most valuable technology skills through high-quality learning experiences delivered by subject-matter experts. Real-time measurement and assessment of a learner's performance in Pluralsight Skills provides technology leaders with visibility into the capabilities of their teams and confidence their teams will deliver on critical objectives. Pluralsight Skills empowers teams to keep up with the pace of technological change, puts the right people on the right projects, and boosts productivity. Pluralsight Flow gives technology leaders objective data and visibility into workflow patterns to measure the productivity of their software developers. Pluralsight Flow aggregates data from code commits, pull requests and tickets, and packages them into actionable metrics. It gives technology leaders a data-driven view of their development process to enable their teams to be more successful by debugging development processes and resolving bottlenecks. Together, our products enable teams to develop, measure and deploy critical skills at scale and deliver products faster. We provide businesses with visibility into the strengths of their workforce, allowing them to better allocate resources, provide targeted skill development to align with objectives, and advance the skills of their teams. Ultimately, our mission is to democratize technology skills.
To support these objectives and deliver strong execution, we strive to provide an executive compensation program that attracts and retains talented and qualified senior executives to manage and lead our business and motivates them to pursue and achieve our business objectives. For this purpose, we use a mix of compensation elements including base salary, annual cash bonus, long-term equity incentives, and benefits, including potential post-termination severance benefits, to incentivize our NEOs.
Our NEOs for 2020 were:
•Aaron Skonnard, our Chief Executive Officer (our "CEO");
•James Budge, our Chief Financial Officer (our "CFO");
•Ross Meyercord, our Chief Revenue Officer;
•Matthew Forkner, our Chief Legal Officer, Chief Compliance Officer and Corporate Secretary; and
•Nate Walkingshaw, our former Chief Experience Officer.
This Compensation Discussion and Analysis summarizes in greater detail the material elements of our 2020 executive compensation program and our executive compensation philosophy and objectives. It also analyzes how and why the compensation committee arrived at the specific compensation decisions for our NEOs for 2020.

2020 Executive Compensation Highlights
Our 2020 executive compensation program continued to emphasize long-term equity compensation as the most significant component of each NEO's compensation. The following key compensation actions were taken with respect to our NEOs for 2020:
•New Time-Based and Performance-Based Long-Term Equity Awards - We granted equity awards to our NEOs 50% in the form of time-based RSU awards and 50% in the form of performance-based restricted stock unit ("PSU") awards. These equity awards were designed to recognize our NEOs' outstanding prior and expected future contributions, promote retention, provide incentives to drive and grow our business over the long-term, and, in the case of PSU awards, provide value only to the extent of our achievements in annual billings growth and cash-based EBIT margin targets in 2020. In February 2020, we selected rigorous targets that were achievable only through focused leadership efforts by our executive team. Following the end of 2020, we determined that the actual achievement of the billings growth for 2020 was below the minimum threshold for 2020 PSU awards of 24%. However, to account for the unforeseen impact of COVID-19 to the business and the corresponding effect this impact had on achievement under the PSU plan design, as well as the contribution of our NEOs with respect to our revised operating plan for billings in 2020, our board of directors and our compensation committee determined that the PSUs held by each of our NEOs, except for Mr. Skonnard, would vest at target levels of achievement. All 2020 PSUs held by Mr. Skonnard were forfeited.
•Rigorous Annual Cash Bonus Plan - We designed our 2020 Executive Bonus Plan (the "2020 Bonus Plan"), to focus on the same key performance measure as the PSU awards - billings growth. In February 2020, we selected billings growth for the PSU awards and the 2020 Bonus Plan because we believed billings were important to driving growth in key components of our business, which incentive links the interests of our stockholders to our NEOs. In August 2020, our board of directors and compensation committee adjusted the target levels under 2020 Bonus Plan to account for the unforeseen impact of COVID-19 to the business and the corresponding effect this impact was expected to have on the likelihood of achievement under the original bonus plan design. Our board of directors and compensation committee believed these adjustments were appropriate in order to retain and properly motivate our employees, including our executives, during an unprecedented pandemic that created headwinds for the macro business environment. The board of directors and compensation committee set the adjusted bonus plan metrics at levels that would require continued focus and diligent efforts from our executives particularly due to the uncertainty of the overall length and scope of the COVID-19 pandemic at the time the adjustments were made. The maximum achievement under the revised bonus plan was 100% of target. The actual billings growth achieved for 2020 was 13.5%, which resulted in the maximum achievement under the amended 2020 Bonus Plan. As a result, the amended 2020 Bonus Plan funded at 100% of target level. The actual bonuses that were paid to our NEOs (other than Mr. Skonnard) under the 2020 Bonus Plan were modified based assessment of their individual contributions in 2020. Mr. Skonnard did not receive a 2020 bonus.
•Market-Based Changes to Target Cash Compensation Opportunities - We increased the base salary for certain of our NEOs to bring their target cash compensation opportunities closer to the mid-point range of the competitive market, including increases to the base salaries of Messrs. Skonnard, Budge, Meyercord and Forkner. Mr. Skonnard elected not to receive his 2020 base salary in lieu of company-paid travel expenses. Mr. Budge elected to receive only $5,996 of his 2020 base salary, which amount was used to make standard employee contributions under our broad-based employee benefits plans, and the remaining amount he elected to receive in the form of a travel expense reimbursement, with any excess payable as a bonus to him at the end of the year.
2021 Key Executive Compensation Highlights
In the first quarter of 2021, we approved the following key changes to the compensation packages for our NEOs for 2021. These changes were designed to provide incentives to retain our NEOs through and following the closing of our announced merger transaction with affiliates of Vista Equity Partners Management, LLC, a leading private equity firm (“Vista”):

•We made the following market-based salary increases for our NEOs: Mr. Skonnard ($467,000), Mr. Budge ($377,000), Mr. Meyercord ($378,000), and Mr. Forkner ($333,000); and
•We made the following time-based RSU grants: Mr. Skonnard ($3,113,250), Mr. Meyercord ($1,250,000) and Mr. Forkner ($580,000). As agreed to with Vista, these awards vest over eighteen months with 2/3 of the award vesting on the one-year anniversary of the grant date and quarterly thereafter. These awards are subject to “double-trigger” vesting acceleration consistent with our historical terms, except that the closing of the transaction with Vista and its affiliates will not constitute the first trigger for the vesting acceleration benefit.
Pay-for-Performance Discussion
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our NEOs. To ensure our NEOs' interests are aligned with those of our stockholders and to motivate and reward individual initiative and effort, a substantial portion of their annual target total direct compensation opportunity is "at-risk" and will vary above or below target levels commensurate with our performance.
We emphasize performance-based compensation that appropriately rewards our NEOs for delivering financial, operational, and strategic results that meet or exceed pre-established goals through our cash bonus plan and equity awards.
Executive Compensation Policies and Practices
We maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program regularly to ensure that it supports our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. These policies and practices were in effect during 2020:

What we do		What we don't do
✓	Independent Compensation Committee Advisor. The compensation committee engaged its own independent compensation consultant to assist with the design of the 2020 executive compensation program.	✗	No Special Health and Welfare Benefits. Our NEOs participate in the same company-sponsored health and welfare benefits programs as our other full-time, salaried employees.

✓	Annual Executive Compensation Review. The compensation committee conducts an annual review of compensation for our NEOs and a review of compensation-related risks.	✗
No Special Retirement Plans. We do not offer, nor do we have plans to provide, pension arrangements, retirement plans or nonqualified deferred compensation plans or arrangements exclusively to our NEOs.

✓
Compensation At-Risk. The executive compensation program is designed so that a significant portion of executive annual compensation is "at risk" to align the interests of our NEOs and our stockholders. For 2020, (i) the degree of achievement for our NEOs under our 2020 Bonus Plan, as amended in August 2020, was in excess of the target threshold of achievement, resulting in the funding of our amended 2020 Bonus Plan at target levels of achievement (with the actual bonuses paid to our NEOs (other than Mr. Skonnard) modified based on assessment of their individual contributions in 2020), and (ii) the degree of achievement of our NEOs under the PSU awards was beneath the minimum threshold of achievement. In February 2021, to account for the unforeseen impact of COVID-19 to the business and the corresponding effect this impact had on achievement under the original bonus plan design, as well as the contribution of our NEOs with respect to our revised operating plan for billings in 2020, our board of directors and our compensation committee determined that the PSUs held by our NEOs, except for Mr. Skonnard, would vest at target levels of achievement.
✗
Limited "Single Trigger" Change of Control Arrangements. No change of control payments or benefits are triggered simply by the occurrence of a change of control, except for an older grant to Mr. Skonnard that is mostly vested. All other change-of-control payments and benefits are based on a "double-trigger" arrangement (that is, they require both a change of control of the Company plus a qualifying termination of employment before payments and benefits are paid).

✓
Multi-Year Vesting Requirements. The time-based RSU awards granted to our NEOs vests over four years and no portion of the award vest until approximately 12 months after the grant date, and our PSU awards vest over two years and no portion of the award vests unless the performance metric associated with such PSU is achieved at the end of the fiscal year in which the award is made, consistent with current market practice and our retention objectives.
✗
No "Golden Parachute" Tax Reimbursements. We do not provide any tax reimbursement payments (including "gross-ups") on any tax liability that our NEOs might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code (the "Code").

✓	Limited Perquisites. We provide minimal perquisites and other personal benefits to our NEOs, except where they serve a legitimate business purpose.	✗	No Hedging and Pledging. We have a policy that restricts employees from hedging our securities or pledging our securities as collateral.

Executive Compensation Philosophy and Program Design
Our executive compensation program is guided by our overarching philosophy of only paying for demonstrable performance. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:
•provide compensation and benefit levels that will attract, retain, motivate, and reward a highly-talented team of NEOs within the context of responsible cost management;
•establish a direct link between our financial and operational results and strategic objectives and the compensation of our NEOs; and
•align the interests and objectives of our NEOs with those of our stockholders by linking the long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance.
We structure the annual compensation of our NEOs using three principal elements: base salary, annual cash bonus opportunities, and long-term equity incentive opportunities. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our NEOs and stockholders and to link pay with performance.

Governance of Executive Compensation Program
Role of the Compensation Committee
The compensation committee discharges the responsibilities of our board of directors relating to the compensation of our NEOs. With respect to our NEOs the compensation committee reviews and approves, or recommends the board of directors approve, at the beginning of the year, or more frequently as warranted, their annual base salaries; cash bonus opportunities and cash bonus payments; long-term equity incentive compensation; employment offers (including post-employment compensation arrangements); and other compensation, perquisites, and other personal benefits, if any.
The compensation committee's practice of developing and maintaining compensation arrangements that are competitive includes a balance between hiring and retaining the best possible talent and maintaining a reasonable and responsible cost structure.
Compensation-Setting Process
We do not establish a specific target for setting the target total direct compensation opportunity of our NEOs. When determining and setting the amount of each compensation element, the compensation committee considers the following factors:
•our performance against the financial and operational objectives established by the compensation committee and our board of directors;
•each individual NEO's skills, experience, and qualifications relative to other similarly-situated executives at the companies in our compensation peer group;
•the scope of each NEO's role compared to other similarly-situated executives at the companies in our compensation peer group;
•the performance of each individual NEO, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and work as part of a team, all of which reflect our core values;
•compensation parity among our NEOs;
•with respect to NEOs other than our CEO, the recommendations of our CEO; and
•the compensation practices of our compensation peer group and the positioning of each NEO's compensation in a ranking of peer company compensation levels with an emphasis on the midpoint range of the peer group for annual base salaries and the upper quartile of the peer group for equity compensation.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunities for each NEO.
Role of Management
The compensation committee believes our CEO has valuable insight into the day-to-day contributions of our NEOs and solicits the advice and input from each with respect to performance objectives under our annual bonus plan. Our CEO also provides input with respect to adjustments to annual base salaries, annual cash bonus opportunities, long-term equity incentive compensation opportunities, program structures, and other compensation-related matters for our NEOs (other than with respect to his own compensation). The compensation committee reviews and discusses these recommendations and proposals with our CEO and uses them as one factor in determining and approving the compensation for our NEOs. In setting the compensation of our CEO, he recuses himself from all discussions and recommendations regarding his own compensation.

Role of Compensation Consultant
The compensation committee engages an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2020, the compensation committee retained Compensia to serve as its compensation advisor. This compensation consultant serves at the discretion of the compensation committee.
During 2020, Compensia provided the following services:
•consulting with the compensation committee chair and other members between compensation committee meetings;
•providing competitive market data based on the compensation peer group for our NEO positions and evaluating how the compensation we pay our NEOs compares both to our performance and to how the companies in our compensation peer group compensate their executives;
•assessing executive compensation trends within our industry, and updating on corporate governance and regulatory issues and developments;
•providing competitive market data based on the compensation peer group for our board of directors and evaluating how the compensation we pay the non-employee members of our board of directors compares to how the companies in our compensation peer group compensate their boards of directors; and
•reviewing market equity compensation practices, including "burn rate" and "overhang."
In 2020, Compensia did not provide any services to us other than the consulting services to the compensation committee. The compensation committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation. In 2020, the compensation committee considered the six specific independence factors adopted by the SEC and reflected in the listing standards of Nasdaq Rules and determined that the work of Compensia did not raise any conflicts of interest.
Competitive Positioning
 To compare our executive compensation against the competitive market, the compensation committee reviews and considers the compensation levels and practices of a group of comparable technology companies. The companies in this compensation peer group were selected on the basis of their similarity to us in size and industry focus. For 2020 pay decisions, the compensation committee used compensation data provided in July 2019. The companies in this compensation peer group were selected on the basis of their similarity to us, based on these criteria:
•similar revenue size;
•similar market capitalization;
•similar revenue growth and market-capitalization to revenue ratio;
•industry - application software, internet software and services companies, and systems software;
•strong revenue growth of over twenty percent;
•executive positions similar in breadth, complexity, and/or scope of responsibility; and
•competitors for executive talent.

After consultation with Compensia, the compensation committee approved the following compensation peer group for 2020 executive compensation decisions:

2U	Ebix	Paylocity Holdings
Alarm.com Holdings	Elastic N.V.	Q2 Holdings
Alteryx	Five9	Qualys
Anaplan	Hubspot	Smartsheet
Avalara	Instructure	The Trade Desk
BlackLine	MongoDB	Yext
Cloudera	New Relic	Zscaler
Coupa Software	Okta	Zuora

To analyze the executive compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings. This market data was then used as a reference by the compensation committee to assess our current compensation levels during its deliberations regarding compensation designs and amounts. This market data was then used as a reference point for the compensation committee to assess our current executive compensation levels in its deliberations on compensation forms and amounts.
The compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.
Individual Compensation Elements
In 2020, the primary elements of our executive compensation program consisted of base salary, an annual cash bonus opportunity, and long-term equity incentive compensation in the form of RSU awards and PSU awards.
Base Salary
Base salary represents the fixed portion of the compensation of our NEOs. It is an important element of compensation intended to attract and retain highly-talented individuals. Generally, we establish the initial base salaries of our NEOs through arm's-length negotiation, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other NEOs. Thereafter, the compensation committee reviews the base salaries of our NEOs annually and makes adjustments to base salaries as it determines to be necessary or appropriate taking into account the factors described above.
In February 2020, the compensation committee reviewed the base salaries of our NEOs taking into consideration a competitive market analysis prepared by Compensia, the recommendations of our CEO (except with respect to his own base salary), and the other factors described above. Following this review, the compensation committee approved the annual base salary to Mr. Skonnard of $443,000 (an increase of approximately 6%), the annual base salary to Mr. Budge of $366,000 (an increase of approximately 2%), the annual base salary to Mr. Meyercord of $364,000 (an increase of approximately 10%) and the annual base salary to Mr. Forkner of $315,000 (an increase of approximately 6%) and did not make any change to the base salary of Mr. Walkingshaw.

The 2020 base salaries approved for our NEOs are set forth below.

NEO	2020 Base Salary
Aaron Skonnard	$443,000(1)
James Budge	$366,000(2)
Ross Meyercord	$364,000
Matthew Forkner	$315,000
Nate Walkingshaw	$350,000
________________________
(1)Mr. Skonnard elected aircraft business-use travel related reimbursement in lieu of his 2020 base salary.
(2)Mr. Budge elected aircraft business-use travel related reimbursement in lieu of his 2020 base salary, except for $5,996, which amount was used to make standard employee contributions under our broad-based employee benefits plans.

Annual Cash Bonuses
Each NEO participated in the 2020 Bonus Plan, which was designed to motivate our NEOs to drive growth based on attainment of annual billings growth targets.
At the time the 2020 Bonus Plan was established, the board of directors and the compensation committee, after taking into account our performance in billings in 2019, approved a bonus plan design that they believed was achievable through diligent effort and focus by our executives and employees. The funding targets under the original 2020 Bonus Plan approved in February 2020 were as follows: (i) the minimum pool fund of 50% would be achieved at 21% billings growth; (ii) the bonus pool would fund at 100% at 31% billings growth and (iii) once the 100% threshold is hit, the fund rate accelerates and tops out at 200% at 41% billings growth or more. Bonuses under our 2020 Bonus Plan were subject to adjustment (up or down) based on our assessment of individual performance in 2020.
Our board of directors, with input from the compensation committee, adjusted the target levels in August 2020 to account for the unforeseen impact of COVID-19 to the business and the corresponding effect this impact was expected to have on the likelihood of achievement under the original 2020 Bonus Plan design. Our board of directors, with input from the compensation committee, believed these adjustments were appropriate in order to retain and properly motivate s executives during an unprecedented pandemic that created headwinds for the macro business environment. Our board of directors set the adjusted bonus plan metrics at levels that would require continued focus and diligent efforts from our executives particularly due to the uncertainty of the overall length and scope of the COVID-19 pandemic at the time the adjustments were made.
Under the revised 2020 Bonus Plan approved by our board of directors and our compensation committee in August 2020, the bonus pool would fund at 100% at 12.2% billings growth, with no additional funding for exceeding the 100% threshold. For achievement of billings growth between 0% and 12.2%, the overall incentive payment scales linearly between 0% and 100%.
For purposes of our 2020 Bonus Plan, "Billings" represents total revenue plus the change in deferred revenue in the period, as presented in our condensed consolidated statements of cash flows, less the change in contract assets and unbilled accounts receivable in the period. Billings in any period represents amounts invoiced to customers and reflects subscription renewals and upsells to existing customers plus sales to new customers. We use billings to measure our ability to sell subscriptions to our platform to both new and existing customers. We use billings from business customers and our percentage of billings from business customers to measure and monitor our ability to sell subscriptions to our platform to business customers.
All bonuses under the 2020 Bonus Plan are subject to the participant maintaining minimum performance standards, as determined by us, and remaining employed through the date a bonus is paid.

Target Annual Cash Bonus Opportunities
Each NEO was assigned a target annual cash bonus opportunity, the amount of which was calculated as a percentage of his 2020 annual base salary. In February 2020, the compensation committee reviewed the target annual cash bonus opportunities of our NEOs, taking into consideration a competitive market analysis prepared by Compensia, the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), and the other factors described above. Following this review, the compensation committee (and, in the case of Mr. Skonnard, our board of directors) did not make any changes to the target annual cash bonus opportunities of our NEOs.
The 2020 target annual cash bonus opportunities of the NEOs were as follows:

NEO	2020 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2020 Target Annual Cash Bonus Opportunity
Aaron Skonnard	100%	$443,000
James Budge	60%	$219,600
Ross Meyercord	100%	$364,000
Matthew Forkner	50%	$157,500
Nate Walkingshaw	50%	$175,000

Under the revised bonus plan, each participant in the 2020 Bonus Plan was eligible to earn from 0% up to 100% of his or her target annual cash bonus opportunity depending on our actual performance for the year as measured against the billings growth goals, and subject to adjustment based on our assessment of their individual performance in 2020.
2020 Bonus Plan Decisions
In February 2021, the compensation committee and board of directors reviewed our performance against the billings growth goals established under the 2020 Bonus Plan, as revised in August 2020. Using the 2020 Bonus Plan billings growth goals, the target performance, actual performance, and payout level were as follows:

Billings Growth Goals	Target Performance Level	Actual Performance Level	Payout Level
Billings Growth	12.2%	13.5%	100%

Based on this level of achievement, the 2020 Bonus Plan was funded at 100% of the target level.
In addition, our compensation committee and our board of directors, in consultation with Mr. Skonnard, reviewed the individual performance of each NEO (other than Mr. Skonnard and Mr. Walkingshaw) and exercised their discretion to adjust each NEO’s bonus amount resulting in the following payouts under our revised 2020 Bonus Plan: $228,237 for Mr. Budge, $352,853 for Mr. Meyercord, and $163,695 for Mr. Forkner. Mr. Walkingshaw forfeited his bonus amounts when his employment terminated in July 2020. Mr. Skonnard did not receive a bonus for 2020.

Long-Term Equity Compensation
The compensation committee and our board of directors believes long-term equity compensation is an effective means for focusing our NEOs on driving increased stockholder value over a multi-year period, provides a meaningful reward for appreciation in our stock price and long-term value creation, and motivates them to remain employed with us.
In 2020, the compensation committee determined and recommended our board of directors approve, and the board of directors approved, granting equity awards to Messrs. Skonnard, Budge and Forkner. Each such NEO was granted a mix of RSU awards and PSU awards that are settled in shares of our Class A common stock. The board of directors believed that continuing to use PSU awards in our executive compensation program was important in order help us to remain competitive with our compensation peer companies who use PSU awards as a key component of their executive compensation programs. Equity awards in the form of RSUs and PSUs provide retention incentives for our NEOs and reward them for long-term stock price appreciation while at the same time providing some value even if the market price of our Class A common stock declines. PSU awards also align with our pay-for-performance philosophy as the NEOs only realize value from their awards if performance metrics are achieved.
As with their other elements of compensation, the compensation committee determined and recommended our board of directors approve, and the board of directors approved, the amount of long-term incentive compensation for our NEOs as part of its annual compensation review and after taking into consideration a competitive market analysis referencing the upper quartile of our peer group, the recommendations of our CEO (except with respect to his own long-term equity compensation), the outstanding equity holdings of each NEO, the proportion of our total shares outstanding used for annual employee long-term equity compensation awards (our "burn rate") in relation to the companies in our compensation peer group, the potential voting power dilution to our stockholders (our "overhang") in relation to the companies in our compensation peer group, and the other factors described above.
In 2020, the compensation committee determined and recommended our board of directors approve, and the board of directors approved, granting the following annual equity awards to our NEOs. The awards generally were granted in the first quarter of 2020.

Name	RSUs (number of shares)	PSUs (total number of shares at target)	PSUs (total number of shares at maximum)	Annual Equity Awards (aggregate grant date fair value at target)(1)
Aaron Skonnard	106,213	159,320	318,640	$5,139,657
James Budge	53,106	53,106	106,213	$2,065,823
Ross Meyercord	—	—	—	—
Nate Walkingshaw	—	—	—	—
Matthew Forkner	42,485	42,485	84,970	$1,652,667
________________________
(1)Reflects grant date fair value of RSUs and PSUs computed in accordance with FASB ASC Topic 718. These amounts do not correspond to actual amounts that may be realized by the NEOs.

Each of the RSUs listed in the table above vests as to 25% of the shares underlying the award on January 1, 2021 and as to 1/16th of the shares underlying the award each quarter thereafter, subject to the NEO's continued service with us.
Each of the PSU awards listed in the table above vests with respect to up to 50% of the shares underlying the award on January 1, 2022 and up to 50% of the shares underlying the award on January 1, 2023, subject to the NEO's continued service with us and our achievement of performance targets related to annual billings growth and cash-based EBIT margin measure for the year ending December 31, 2020 (collectively, the "PSU goals"). The target levels of achievement for our PSU awards are as follows: (i) if billings growth is at least 24% and cash-based EBIT margin is -5% or better, then 50% of the PSU awards will vest; (ii) if billings growth is 30% and cash-based EBIT margin is -5% or better, then 100% of the PSU awards will vest, and (iii) if billings growth is 33% and cash-based EBIT margin is -5% or better, then 200% of the PSU awards will vest. For achievement of the PSU goals between the threshold and target, the overall incentive payment scales linearly between 50% and 100%. For achievement of the PSU goals between the target and maximum, the overall number of shares subject the PSU award that become eligible to vest scales linearly between 100% and 200%. The maximum level of achievement is 200%.
We calculate "Billings" in the same manner as we do under our 2020 Bonus Plan. Cash-Based EBIT Margin: Fiscal Year 2020 Cash-Based EBIT (which is the same as non-GAAP based EBIT except that revenue is replaced with billings as the top line measure) / Fiscal Year 2020 Billings.
In February 2021, the compensation committee reviewed our overall performance for 2020, including performance against the PSU goals established under the PSU awards. Using the PSU goals, the compensation committee determined and recommended our board of directors approve, and our board of directors approved, the target performance, actual performance, and payout levels as follows:

Composite Goals	Target Performance Level	Actual Performance Level	Payout Level
Billings Growth + Cash-Based EBIT Margin Measure	24% billings growth, -5% cash-based EBIT margin	13.5% billings growth, cash-based EBIT margin was at least -5%	—

Based on this level of achievement, none of the shares subject to the PSUs became eligible to vest. However, to account for the unforeseen impact of COVID-19 to the business and the corresponding effect this impact had on achievement under the PSU design, as well as the contribution of our NEOs with respect to our revised operating plan for billings in 2020, our board of directors and our compensation committee determined that the PSUs held by Messrs. Budge and Forkner would vest at target levels of achievement. The compensation committee and board of directors believed these adjustments were appropriate in order to reward our executives for achievements during an unprecedented pandemic that created headwinds for the macro business environment and for our business.
All 2020 PSUs held by Mr. Skonnard were forfeited and the shares were forfeited to the plan.
Employee Benefits
Our NEOs are eligible to participate in our employee benefit programs on the same basis as all of our employees. These benefits include 401(k) profit sharing plan, medical, dental and vision benefits, disability insurance, basic life insurance coverage, health savings accounts, and accidental death and dismemberment insurance, as well as ESPP. In 2020, we amended our 401(k) plan to provide that matching contributions for 2020 will be paid in the form of our Class A common stock, in order to conserve our cash resources and further enhance the link between the financial interests of our stockholders and our employees.
We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites, Special Bonuses / Equity Awards and Other Personal Benefits
In general, we do not view perquisites, special bonuses, or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites, special bonuses, or other personal benefits to our NEOs, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our NEOs more efficient and effective, and for recruitment and retention purposes. In particular, as a technology company located in Utah, we have provided housing and relocation expense payments for certain of our executives in order to join and remain with our company.
We provide Messrs. Skonnard and Budge an amount of up to $2,700 per year each for flexible spending account contributions.

In February 2020, our compensation committee approved the reimbursement of Mr. Budge's business use of a chartered aircraft at an amount up to his annual base salary of $366,000, plus typical annual airfare spend of $100,000 per year. Any amount spent less than his annual base salary plus $100,000 during the applicable year will be provided to Mr. Budge during the first quarter of the following year in the form of a bonus. As of December 31, 2020, we reimbursed Mr. Budge $424,820 for such expenses and paid him a bonus of $41,180 for the remaining amount.
In May 2018, our board of directors approved a program for each of Messrs. Skonnard and Budge to receive Class A common stock under the 2018 Plan on each ESPP exercise date in lieu of their respective participation in the ESPP. At the time the program was established, Messrs. Skonnard and Budge did not receive a base salary sufficient to participate in the ESPP in full and therefore were limited in their ability to participate in the ESPP. Our board of directors determined that this program was important to allow Messrs. Skonnard and Budge the same opportunities for stock ownership as other employees who received a higher base salary and were able to participate in the ESPP.
 Employment Arrangements
We have entered into written employment agreements with each of our NEOs. Each of these employment arrangements was approved on our behalf by the compensation committee or, in certain instances, by our board of directors. Each of these employment arrangements provides for "at will" employment and sets forth the compensation arrangements for the NEO, including an annual cash bonus opportunity.
In filling each of our executive positions, our board of directors or the compensation committee, as applicable, recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, our board of directors and the compensation committee were sensitive to the need to integrate new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations.
For information on the specific terms and conditions of the employment arrangements of the NEO, see the discussion of "Executive Compensation Arrangements" below.
Post-Employment Compensation
Each NEO's written employment arrangement provides the NEO with severance payments and benefits in the event the NEO is terminated without "cause" or resigns for "good reason" (as each such term is defined in the applicable employment arrangement).
We approved "single-trigger" vesting acceleration benefits for Mr. Skonnard prior to our initial public offering in May 2018. For Mr. Skonnard's grants in 2017, 100% of the unvested portion of each award will immediately vest in the event we terminate Mr. Skonnard's employment without cause (other than due to death or disability) or Mr. Skonnard terminates his employment with us for good reason (each as defined in Mr. Skonnard's Class B Incentive Unit Offer, dated September 29, 2017). This benefit is referred to herein as the "Skonnard Single Trigger Acceleration Benefit."
Pursuant to each award agreement granted to our NEOs, if an NEO's employment with us is terminated without "cause" or the NEO terminates his or her employment for "good reason" within twelve months following a "Change in Control", 100% of the then-unvested portion of the award will vest (and in the case of the PSU awards, as to the target number of shares (if the measurement date for the performance goal has not yet occurred) or the actual achieved shares (if the measurement date for the performance goals has already occurred)). This benefit is referred to herein as the "Double Trigger Acceleration Benefit."
Additionally, in April 2019, the compensation committee approved and recommended the board of directors approve, and the board of directors approved, an amendment to each of our equity compensation arrangements to provide for a death acceleration benefit that affected all participants in such arrangements, including our NEOs. Pursuant to this death acceleration benefit, upon the death of an employee who holds unvested equity awards, such employee's unvested equity awards will immediately vest, provided that the aggregate fair market value of such equity awards may not exceed $3,000,000, and provided further that no equity awards subject to performance-based vesting (such as the PSU awards) will vest pursuant to the death acceleration benefit. In the event of suicide, we will have the discretion to determine whether or not to apply the death acceleration benefit. This benefit is referred to herein as the "Death Acceleration Benefit."
We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave our company under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.
We do not consider specific amounts payable under these post-employment compensation arrangements when establishing annual compensation. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.
We believe that these arrangements are designed to align the interests of management and stockholders when considering the long-term future for the Company. The primary purpose of these arrangements is to keep our most senior executive officers focused on pursuing all corporate transaction activity that is in the best interests of stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the executive and our investors.
We do not use excise tax payments (or "gross-ups") relating to a change of control of the Company and have no such obligations in place with respect to any of our NEOs.
For information on the change of control and severance agreements for the NEOs, as well as an estimate of the potential payments and benefits payable under these agreements as of the end of 2020, see "Executive Compensation Arrangements" and "Potential Payments Upon Termination or Change of Control" below.
Other Compensation Policies and Practices
Policy Prohibiting Hedging or Pledging of Our Equity Securities
We have an Insider Trading Policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock.
CEO Aircraft Reimbursement
Mr. Skonnard beneficially owns 100% of an aircraft that he uses from time to time for business trips. The reimbursement rate for his use of the aircraft is $4,800 per hour, plus actual costs for landing fees, crew travel expenses, catering, and other out of pocket expenses, up to a maximum of $1,000,000 per year. Our board of directors approved this hourly reimbursement rate based upon a review of comparable chartered aircraft rates that showed that the reimbursement rate is at or below market rates for the charter of similar aircraft. In 2020, Mr. Skonnard used this aircraft for business-related travel services, and the board of directors approved reimbursing him at an amount of $169,001 for 2020. Due to the COVID-19 pandemic, Mr. Skonnard’s actual travel expenses were substantially less than the amounts that we budgeted at the beginning of 2020. Due to the fact that the $4,800 hourly rate paid for the use of the aircraft represents the actual operational costs incurred by Mr. Skonnard as owner of the aircraft, Mr. Skonnard does not profit from the use of the aircraft. Other executives and employees may accompany Mr. Skonnard from time to time at a reimbursement rate comparable to what a first-class ticket would cost on commercial flight for such travel.

Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Code generally limits the amount we may deduct from our federal income taxes for compensation paid to our CEO and certain other current and former executive officers that are "covered employees" within the meaning of Section 162(m) of the Code to $1 million per individual per year, subject to certain exceptions. The regulations promulgated under Section 162(m) of the Code contain a transition rule that applies to companies, such as ours, that become subject to Section 162(m) of the Code by reason of becoming publicly held. Pursuant to this rule, certain compensation granted during a transition period (and, with respect to RSU awards, that are paid out before the end of the transition period) currently is not counted toward the deduction limitations of Section 162(m) of the Code if the compensation is paid under a compensation arrangement that was in existence before the effective date of the initial public offering and certain other requirements are met. While certain of our equity awards may be eligible to be excluded from our deductibility limitation of Section 162(m) of the Code pursuant to this transition rule, the compensation committee has not adopted a policy that all equity or other compensation must be deductible.
We currently expect our transition period to expire at our annual meeting of stockholders to be held in 2023, although it could expire earlier in certain circumstances. Historically, because of our organizational structure, Section 162(m) limitations did not apply to compensation paid to our executives. In approving the amount and form of compensation for our NEOs in the future, the compensation committee generally considers all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Code, as well as our need to maintain flexibility in compensating executive officers in a manner designed to promote our goals. We may authorize compensation payments that will or may not be deductible when it believes that such payments are appropriate to attract, retain or motivate executive talent.
Accounting for Stock-Based Compensation
We follow the Financial Accounting Standard Board's Accounting Standards Codification Topic 718 ("FASB ASC Topic 718") for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and members of our board of directors, including restricted stock units, options to purchase our equity securities, and other stock awards, based on the grant date fair value of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.
Risk Considerations
The compensation committee, in cooperation with management, reviewed our 2020 compensation programs. Our compensation committee believes that the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our company. We have designed our compensation programs to be balanced so that our employees are focused on both short and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business, while doing so in a manner that encourages profitability.
Executive Employment Arrangements
Aaron Skonnard Executive Employment Agreement
Mr. Skonnard, our co-founder, CEO and chairman, entered into an executive employment agreement with us, dated August 16, 2017 (the "Skonnard Employment Agreement"). Pursuant to the Skonnard Employment Agreement, Mr. Skonnard receives no base salary and is eligible to participate in standard benefit plans and perquisite programs made available to our employees generally. We provide Mr. Skonnard an amount of up to $2,700 per year for flexible spending account contributions. We also provide Mr. Skonnard with payment or reimbursement for private air travel of up to $1,000,000 per year for his business travel as described in the "CEO

Aircraft Reimbursement" section above. Mr. Skonnard also is eligible to participate in any annual bonus plan offered by us to our employees generally, with an annual target bonus of $443,000 as of December 31, 2020, and with individual goals, performance assessment, and discretionary bonus payments, if any, to be determined by our board of directors.
The Skonnard Employment Agreement provides for "at-will" employment and may be terminated at any time, for any or no reason, by either us or Mr. Skonnard on 30 days' written notice to the other party. However, we may terminate Mr. Skonnard's employment immediately and without prior notice for cause (as defined in the Skonnard Employment Agreement) or at our sole discretion by providing Mr. Skonnard with pay in lieu of the 30-day notice period. In addition, Mr. Skonnard may terminate his employment immediately and without prior notice for good reason (as defined in the Skonnard Employment Agreement). In the event Mr. Skonnard terminates the Skonnard Employment Agreement for any reason other than for good reason, then during the 30-day notice period, we may terminate Mr. Skonnard's employment at any time, in which case all our obligations to Mr. Skonnard under the Skonnard Employment Agreement other than accrued obligations through the date of termination will cease.
If we terminate the Skonnard Employment Agreement without cause or if Mr. Skonnard terminates the Skonnard Employment Agreement for good reason, then we will pay to Mr. Skonnard: (i) severance pay in an amount equal to $200,000, less applicable withholdings, in equal periodic installments over six months in accordance with the Company's payroll practices; and (ii) if Mr. Skonnard properly elects continuation coverage under our group medical insurance plan under applicable law, the percentage of the premium for such medical plan coverage which we bear for similarly situated active employees of ours and their enrolled family members immediately before the termination date for up to six months. These severance payments, however, will be reduced by the amount of any compensation Mr. Skonnard earns from other employment during the period such severance payments are payable. In addition, if we determine following the termination of the Skonnard Employment Agreement that cause existed on or before such termination, the severance payments described in this paragraph will cease and/or become repayable to us by Mr. Skonnard, as applicable.
To receive the severance payments described in the immediately preceding paragraph, Mr. Skonnard must timely execute and deliver to us a separation agreement and release of all claims in a form acceptable to us and must not revoke such agreement.
The Skonnard Employment Agreement requires Mr. Skonnard to covenant to not compete with or against us for one year following Mr. Skonnard's termination of employment with us, and to cooperate with us in good faith to resolve any dispute, controversy, or litigation we may be involved in (excluding any proceeding where Mr. Skonnard is an adverse party) for two years following his termination of employment with us.
James Budge Executive Employment Agreement
Mr. Budge, our CFO, entered into an executive employment agreement with us, dated September 15, 2017 (the "Budge Employment Agreement"). Pursuant to the Budge Employment Agreement, Mr. Budge is to receive no base salary, other than any payments necessary to allow for standard applicable employee contributions under our broad-based employee benefits plans, and is eligible to participate in standard benefit plans and perquisite programs made available to our employees generally. We provided Mr. Budge an amount of up to $2,700 per year for flexible spending account contributions. Mr. Budge is also eligible to participate in any annual bonus plan offered by us to our employees generally, with individual goals, performance assessment, and discretionary bonus payments, if any, determined by our Chief Executive Officer or our board of directors.
The Budge Employment Agreement provides for "at-will" employment and may be terminated at any time, for any or no reason, by either us or Mr. Budge on 30 days' written notice to the other party. However, we may terminate Mr. Budge's employment immediately and without prior notice for cause (as defined in the Budge Employment Agreement) or at our sole discretion by providing Mr. Budge with pay in lieu of the 30-day notice period. In addition, Mr. Budge may terminate his employment immediately and without prior notice for good reason (as defined in the Budge Employment Agreement). In the event Mr. Budge terminates the Budge Employment Agreement for any reason other than for good reason, then during the 30-day notice period, we may terminate

Mr. Budge's employment at any time, in which case all our obligations to Mr. Budge under the Budge Employment Agreement other than accrued obligations through the date of termination will cease.
If we terminate the Budge Employment Agreement without cause or if Mr. Budge terminates the Budge Employment Agreement for good reason, then we will pay to Mr. Budge: (i) severance pay in an amount equal to $175,000, less applicable withholdings, in equal periodic installments over six months in accordance with the Company's payroll practices; and (ii) if Mr. Budge properly elects continuation coverage under our group medical insurance plan under applicable law, the percentage of the premium for such medical plan coverage which we bear for similarly situated active employees of ours and their enrolled family members immediately before the termination date for up to six months. These severance payments, however, will be reduced by the amount of any compensation Mr. Budge earns from other employment during the period such severance payments are payable. In addition, if we determine following the termination of the Budge Employment Agreement that cause existed on or before such termination, the severance payments described in this paragraph will cease and/or become repayable to us by Mr. Budge, as applicable.
To receive the severance payments described in the immediately preceding paragraph, Mr. Budge must timely execute and deliver to us a separation agreement and release of all claims in a form acceptable to us and must not revoke such agreement.
The Budge Employment Agreement requires Mr. Budge to covenant to not compete with or against us for one year following Mr. Budge's termination of employment with us, and to cooperate with us in good faith to resolve any dispute, controversy or litigation we may be involved in (excluding any proceeding where Mr. Budge is an adverse party) for two years following his termination of employment with us.
Ross Meyercord Executive Employment Agreement
Mr. Meyercord, our Chief Revenue Officer, entered into an executive employment agreement with us, dated October 28, 2019 (the "Meyercord Employment Agreement"). Pursuant to the Meyercord Employment Agreement, Mr. Meyercord is eligible to participate in standard benefit plans and perquisite programs made available to our employees generally and, as of December 31, 2020, Mr. Meyercord receives an annual base salary of $364,000. Mr. Meyercord also is eligible to participate in any annual bonus plan offered by us to our employees generally, with individual goals, performance assessment, and discretionary bonus payments, if any, determined by our Chief Executive Officer or our board of directors. Mr. Meyercord also is entitled to a cash sign-on bonus of an aggregate amount of $317,500, payable in two installments, and subject to repayment upon certain terminations of employment as set forth in the Meyercord Employment Agreement. Through October 28, 2021, we will also provide Mr. Meyercord a housing reimbursement of up to $2,500 per month and reasonable travel reimbursement between California and Utah. Mr. Meyercord is also eligible to participate in any annual bonus plan offered by us to our employees generally, with individual goals, performance assessment, and discretionary bonus payments, if any, determined by our Chief Executive Officer or our board of directors.
The Meyercord Employment Agreement provides for "at-will" employment and may be terminated at any time, for any or no reason, by either us or Mr. Meyercord on 30 days' written notice to the other party. However, we may terminate Mr. Meyercord's employment immediately and without prior notice for cause (as defined in the Meyercord Employment Agreement) or at our sole discretion by providing Mr. Meyercord with pay in lieu of the 30-day notice period. In addition, Mr. Meyercord may terminate his employment immediately and without prior notice for good reason (as defined in the Meyercord Employment Agreement). In the event Mr. Meyercord terminates the Meyercord Employment Agreement for any reason other than for good reason, then during the 30-day notice period, we may terminate Mr. Meyercord's employment at any time, in which case all our obligations to Mr. Meyercord under the Meyercord Employment Agreement other than accrued obligations through the date of termination will cease.
If we terminate the Meyercord Employment Agreement without cause or if Mr. Meyercord terminates the Meyercord Employment Agreement for good reason, then we will pay to Mr. Meyercord: (i) severance pay in an amount equal to six months Mr. Meyercord's then-current base salary, less applicable withholdings, in equal periodic installments over six months in accordance with the Company's payroll practices; and (ii) if Mr. Meyercord properly elects continuation coverage under our group medical insurance plan under applicable law, the percentage of the premium for such medical plan coverage which we bear for similarly situated active employees of ours and their enrolled family members immediately before the termination date for up to six months.
To receive the severance payments described in the immediately preceding paragraph, Mr. Meyercord must timely execute and deliver to us a separation agreement and release of all claims in a form acceptable to us and must not revoke such agreement.
The Meyercord Employment Agreement requires Mr. Meyercord to covenant to not compete with or against us for one year following Mr. Meyercord's termination of employment with us, and to cooperate with us in good faith to resolve any dispute, controversy or litigation we may be involved in (excluding any proceeding where Mr. Meyercord is an adverse party) for two years following his termination of employment with us.
Matthew Forkner Executive Employment Agreement
Mr. Forkner, our General Counsel, entered into an executive employment agreement with us, dated March 19, 2018 (the "Forkner Employment Agreement"). Pursuant to the Forkner Employment Agreement, Mr. Forkner is eligible to participate in standard benefit plans and perquisite programs made available to our employees generally and, as of December 31, 2020, Mr. Forkner receives an annual base salary of $315,000. Mr. Forkner also is eligible to participate in any annual bonus plan offered by us to our employees generally, with individual goals, performance assessment, and discretionary bonus payments, if any, determined by our Chief Executive Officer or our board of directors.
The Forkner Employment Agreement provides for "at-will" employment and may be terminated at any time, for any or no reason, by either us or Mr. Forkner on 30 days' written notice to the other party. However, we may terminate Mr. Forkner's employment immediately and without prior notice for cause (as defined in the Forkner Employment Agreement) or at our sole discretion by providing Mr. Forkner with pay in lieu of the 30-day notice period. In addition, Mr. Forkner may terminate his employment immediately and without prior notice for good reason (as defined in the Forkner Employment Agreement). In the event Mr. Forkner terminates the Forkner Employment Agreement for any reason other than for good reason, then during the 30-day notice period, we may terminate Mr. Forkner's employment at any time, in which case all our obligations to Mr. Forkner under the Forkner Employment Agreement other than accrued obligations through the date of termination will cease.
If we terminate the Forkner Employment Agreement without cause or if Mr. Forkner terminates the Forkner Employment Agreement for good reason, then we will pay to Mr. Forkner: (i) severance pay in an amount equal to six months of Mr. Forkner's then-current base salary, less applicable withholdings, in six equal monthly installments; and (ii) if Mr. Forkner properly elects continuation coverage under our group medical insurance plan under applicable law, the percentage of the premium for such medical plan coverage which we bear for similarly situated active employees of ours and their enrolled family members immediately before the termination date for up to six months. These severance payments, however, will be reduced by the amount of any compensation Mr. Forkner earns from other employment during the period such severance payments are payable. In addition, if we determine following the termination of the Forkner Employment Agreement that cause existed on or before such termination, the severance payments described in this paragraph will cease and/or become repayable to us by Mr. Forkner, as applicable.
To receive the severance payments described in the immediately preceding paragraph, Mr. Forkner must timely execute and deliver to us a separation agreement and release of all claims in a form acceptable to us and must not revoke such agreement.
The Forkner Employment Agreement requires Mr. Forkner to covenant to not compete with or against us for one year following Mr. Forkner's termination of employment with us, and to cooperate with us in good faith to resolve any dispute, controversy or litigation we may be involved in (excluding any proceeding where Mr. Forkner is an adverse party) for two years following his termination of employment with us.

Nate Walkingshaw Executive Employment Agreement
Mr. Walkingshaw, our Chief Experience Officer, entered into an executive employment agreement with us, dated September 15, 2017 (the "Walkingshaw Employment Agreement"). The Walkingshaw Employment Agreement terminated when Mr. Walkingshaw terminated his employment with the Company.
Pursuant to the Walkingshaw Employment Agreement, Mr. Walkingshaw was eligible to participate in standard benefit plans and perquisite programs made available to our employees generally and Mr. Walkingshaw received an annual base salary of $350,000. Mr. Walkingshaw also was eligible to participate in any annual bonus plan offered by us to our employees generally, with individual goals, performance assessment, and discretionary bonus payments, if any, determined by our Chief Executive Officer or our board of directors.
The Walkingshaw Employment Agreement provided for "at-will" employment and could have terminated at any time, for any or no reason, by either us or Mr. Walkingshaw on 30 days' written notice to the other party. However, we could have terminated Mr. Walkingshaw's employment immediately and without prior notice for cause (as defined in the Walkingshaw Employment Agreement) or at our sole discretion by providing Mr. Walkingshaw with pay in lieu of the 30-day notice period. In addition, Mr. Walkingshaw could have terminated his employment immediately and without prior notice for good reason (as defined in the Walkingshaw Employment Agreement). In the event Mr. Walkingshaw terminates the Walkingshaw Employment Agreement for any reason other than for good reason, then during the 30-day notice period, we could have terminated Mr. Walkingshaw's employment at any time, in which case all our obligations to Mr. Walkingshaw under the Walkingshaw Employment Agreement other than accrued obligations through the date of termination will cease.
If we terminated the Walkingshaw Employment Agreement without cause or if Mr. Walkingshaw terminated the Walkingshaw Employment Agreement for good reason, then we would have had to pay to Mr. Walkingshaw: (i) severance pay in an amount equal to six months of Mr. Walkingshaw's then-current base salary, less applicable withholdings, in six equal monthly installments; and (ii) if Mr. Walkingshaw properly elected continuation coverage under our group medical insurance plan under applicable law, the percentage of the premium for such medical plan coverage which we bear for similarly situated active employees of ours and their enrolled family members immediately before the termination date for up to six months. These severance payments, however, would have been reduced by the amount of any compensation Mr. Walkingshaw earns from other employment during the period such severance payments are payable. In addition, if we determined following the termination of the Walkingshaw Employment Agreement that cause existed on or before such termination, the severance payments described in this paragraph will cease and/or become repayable to us by Mr. Walkingshaw, as applicable.
To receive the severance payments described in the immediately preceding paragraph, Mr. Walkingshaw would have been required to timely execute and deliver to us a separation agreement and release of all claims in a form acceptable to us and must not revoke such agreement.
The Walkingshaw Employment Agreement required Mr. Walkingshaw to covenant to not compete with or against us for one year following Mr. Walkingshaw's termination of employment with us, and to cooperate with us in good faith to resolve any dispute, controversy or litigation we may be involved in (excluding any proceeding where Mr. Walkingshaw is an adverse party) for two years following his termination of employment with us.
Nate Walkingshaw Separation
We entered into a separation agreement with Mr. Walkingshaw, which became effective on July 16, 2020. Pursuant to the Walkingshaw Separation Agreement, in exchange for Mr. Walkingshaw executing a release of claims in our favor and resigning on July 17, 2020, we paid Mr. Walkingshaw a lump sum bonus of $11,140, less applicable withholdings, to assist with Mr. Walkingshaw’s transition to a new benefits provider.
Compensation Committee Interlocks and Insider Participation
During 2020, our compensation committee was comprised of Messrs. Rencher, Hinkle, and Dorsey, and Ms. Stewart, with Mr. Rencher serving as the chairperson. None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Compensation Committee Report
The compensation committee has reviewed and discussed with management the section entitled "Executive Compensation" (the "Executive Compensation Disclosure") including, without limitation, the disclosure under the heading "Compensation Discussion and Analysis," summary executive compensation tables and related narrative information in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to the board of directors that the section entitled "Executive Compensation Disclosure" be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Respectfully subjected by the members of the compensation committee of our board of directors:
Brad Rencher (Chair)
Scott Dorsey
Ryan Hinkle
Bonita Stewart
This compensation committee report shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A promulgated by the SEC or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any prior or subsequent filing by Pluralsight under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent Pluralsight specifically requests that the information be treated as "soliciting material" or specifically incorporates it by reference.
Summary Compensation Table
The following table sets forth information regarding the compensation for services performed during fiscal years 2020, 2019 and 2018 awarded to, paid to or earned by the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Incentive Unit Awards ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Aaron Skonnard	2020	—	169,001	—	5,150,285(7)	—	—	17,486	5,336,772
Co-Founder, Chief Executive Officer, and Chairman	2019	—	1,037,372	—	5,227,663(7)	—	—	211,629	6,476,664
	2018	—	77,000	—	7,394(7)	12,420,017	438,420	9,144	12,951,975
James Budge	2020	5,991(8)	466,000	—	2,076,549(9)	—	228,237	58,465	2,835,242
Chief Financial Officer	2019	5,991(8)	450,000	—	2,333,564(9)	—	—	41,039	2,830,594
	2018	5,991(8)	—	—	1,347,899(9)	5,848,550	191,809	33,251	7,427,500
Ross Meyercord	2020	364,014	—	—	—	—	352,853	49,576	766,443
Chief Revenue Officer	2019	59,588	317,500	—	5,999,986	—	—	8,915	6,385,989
	—	—	—	—	—	—	—	—	—
Nate Walkingshaw	2020	186,940	—	—	—	—	—	37,620	224,560
Former Chief Experience Officer	2019	347,819	—	—	3,947,177	—	—	24,642	4,319,639
	2018	330,026	—	—	577,500	1,184,352	179,778	12,085	2,283,741
Matthew Forkner	2020	315,028	—	—	1,654,237(10)	—	163,695	25,665	2,158,625
Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
________________________
(1)For Mr. Skonnard, this reflects the amount reimbursed for use of an aircraft he 100% owns for business-related travel services in the applicable fiscal years. For Mr. Budge, the amount in 2020 represents reimbursement for business use of a chartered aircraft ($424,820) and a bonus ($41,180), reflecting the amount Mr. Budge spent less than his annual base salary plus $100,000 in 2020. The bonus amount of $41,180 was provided to Mr. Budge during the first quarter of the following year in the form of a cash bonus.
(2)The amounts in the "Stock Awards" column reflect the aggregate grant-date fair value of RSUs of Pluralsight, Inc. or restricted share units of Pluralsight Holdings awarded to our NEOs during 2020, 2019 and 2018 as computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all RSU awards made to executive officers in Note 15 to Pluralsight, Inc.'s consolidated financial statements included herein.
(3)Assuming the highest level of performance achieved for the PSUs, the maximum amount of PSUs that could be awarded to each NEO in 2020 and 2019 and the maximum value of those PSUs are as follows: (i) in 2020, 318,640 PSUs with a total maximum value of $6,047,787 to Mr. Skonnard; 106,213 PSUs with a total maximum value of $2,015,923 to Mr. Budge; and 84,970 PSUs with a total maximum value of $1,612,731 to Mr. Forkner; and (ii) in 2019: 162,955 PSUs with a total maximum value of $5,204,783 to Mr. Skonnard; 72,344 PSUs with a total maximum value of $2,310,667 to Mr. Budge; and 61,790 PSUs with a total maximum value of $1,973,573 to Mr. Walkingshaw. The maximum amount of PSUs granted is calculated in accordance with FASB ASC Topic 718. For 2020 PSUs the maximum value is based on the closing stock price on December 11, 2020, the date the performance targets were modified.
(4)The amounts in this column represent the aggregate grant date fair value of stock option awards as computed in accordance with FASB ASC 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 15 to Pluralsight, Inc.'s consolidated financial statements included herein.
(5)With respect to Messrs. Skonnard, Budge, Walkingshaw, and Forkner the amounts for 2020 and 2018 in this column represent annual incentives earned by Messrs. Skonnard, Budge, Walkingshaw, and Forkner under our Executive Bonus Plan. With respect to Mr. Meyercord, the amounts in this column represent amounts earned by Mr. Meyercord under his incentive compensation arrangement.
(6)The amounts for 2020 include matching contributions under our 401(k) plan ($0 for Mr. Skonnard, $1,440 for Mr. Budge, $7,042 for Mr. Meyercord, $4,937 for Mr. Walkingshaw, and $5,907 for Mr. Forkner) and life insurance premiums ($0 for of Mr. Skonnard, $16 Mr. Budge, $402 for Mr. Meyercord, $218 for Mr. Walkingshaw, and $402 for Mr. Forkner); for Mr. Walkingshaw, the amount also includes a severance payment ($11,140); for Mr. Budge, the amount also includes a relocation reimbursement ($19,755); and for Mr. Meyercord, the amount also includes housing expenses ($10,956). The amounts for 2019 include matching contributions under our 401(k) plan ($4,563 for Mr. Skonnard, $5,934 for Mr. Budge, $1,375 for Mr. Meyercord and $7,110 for Mr. Walkingshaw), life insurance premiums ($0 for of Mr. Skonnard, $16 Mr. Budge, $84 for Mr. Meyercord and $402 for Mr. Walkingshaw), and a tax gross-up relating to a gift ($662 for Mr. Budge and $245 for Mr. Walkingshaw); for Mr. Skonnard, the amount includes payment by the Company of a HSR filing fee paid and associated fees for legal and tax services, as described in further detail in footnote in the amount of $190,970 (which was imputed as income to Mr. Skonnard and he was responsible for any taxes due as a result of the Company paying the HSR filing fee; he was not provided a tax gross-up payment); for Mr. Budge, the amount also includes housing expenses ($7,315), and a relocation reimbursement ($11,004); and for Mr. Meyercord, the amount also includes housing expenses ($3,827). The amounts for 2018 include matching contributions under our 401(k) plan ($2,892 for Mr. Skonnard, $8,250 for Mr. Budge and $8,250 for Mr. Walkingshaw), life insurance premiums ($66 for each of Mr. Skonnard and Mr. Budge), and a tax gross-up relating to a sales trip ($6,186 for Mr. Skonnard and $6,456 for Mr. Budge); and for Mr. Budge, the amount also includes housing expenses ($18,209) and a wellness reimbursement ($270).
(7)Includes the grant date fair value of shares of Class A common stock granted to Mr. Skonnard pursuant to an ESPP equivalent program approved by our board of directors in May 2018.
(8)Represents payments necessary to allow Mr. Budge to make standard applicable employee contributions under our broad-based employee benefits plans.
(9)Includes the grant date fair value of shares of Class A common stock granted to Mr. Budge pursuant to an ESPP equivalent program approved by our board of directors in May 2018 as well as the grant date fair value of shares of Class A common stock granted to Mr. Budge pursuant to a 401(k) equity match program in Q3 and Q4 of 2020.
(10)Includes the grant date fair value of shares of Class A common stock granted to Mr. Forkner pursuant to a 401(k) equity match program in Q3 of 2020.

CEO Pay Ratio
The 2020 annual total compensation of our CEO was approximately $5,336,771 and the 2020 annual total compensation of our median compensated employee was approximately $99,134. Thus, the ratio of the 2020 annual total compensation of our CEO to our median employee was approximately 54 to 1.
We determined our median compensated employee by reviewing the taxable compensation of all employees globally, including those employed by us or any of our subsidiaries on a temporary, seasonal, part-time or full-time basis as of December 31, 2020. We ascertained the taxable compensation from information derived from our 2020 payroll records. To determine our consistently applied compensation measure, we converted the taxable amount into USD and annualized it for those employees who were not employed by us for all of 2020. Upon determining the median compensated employee based on these measures, we utilized the same methodology to calculate our median employee’s 2020 annual total compensation as the approach used to calculate our CEO’s annual total compensation in the table below entitled “Summary Compensation Table.”
This pay ratio disclosure is a reasonable estimate that was calculated in a manner consistent with SEC rules. The SEC rules allow for companies to make reasonable assumptions and estimates, apply certain exclusions, and adopt a variety of methodologies when identifying the company’s median employee, calculating annual total compensation, and determining the pay ratio. Therefore, our pay ratio disclosure may not be comparable to the pay ratio reported by other companies.
Grants of Plan Based Awards During 2020
    The following table presents information regarding grants of plan-based awards made to our NEOs during 2020:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			401(k) Equity Match Stock Awards: Number of shares of stock or Units (#)(3)	All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Aaron Skonnard	—	221,500	443,000	886,000	—	—	—	—	—	___ (6)
	2/11/2020	—	—	—	—	—	—	—	106,213	2,115,763
	2/11/2020	—	—	—	79,660	159,320	318,640	—	—	3,023,894
James Budge	—	109,800	219,600	439,200	—	—	—	—	—	___ (6)
	2/11/2020	—	—	—	—	—	—	—	53,106	1,057,872
	2/11/2020	—	—	—	26,553	53,106	106,213	—	—	1,007,952
	11/13/2020	—	—	—	—	—	—	3	—	48
	12/31/2020(7)	—	—	—	—	—	—	2	—	50
Ross Meyercord	—	182,000	364,000	728,000	—	—	—	—	—	—
Nate Walkingshaw	—	—	—	—	—	—	—	—	—	___ (6)
Matthew Forkner	—	78,750	157,500	315,000	—	—	—	—	—	—
	2/11/2020	—	—	—	—			—	42,485	846,301
	2/11/2020	—	—	—	21,243	42,485	84,970	—	—	806,365
	11/13/2020	—	—	—	—	—	—	99	—	1,570
________________________
(1)These columns represent awards granted under our 2020 Bonus Plan for performance in the year ended December 31, 2020. These columns show the awards that were possible at the threshold, target at 50% and target at 100%, and maximum levels of performance. Minimum performance under the 2020 Bonus Plan could have resulted in a threshold amount equal to $0. Actual cash incentive awards earned in 2020 by the NEOs under the 2020 Bonus Plan are shown in the column titled "Non-Equity Incentive Plan Compensation" in the "Summary Compensation Table."
(2)These columns represent PSU awards granted under our 2020 executive compensation program. These columns show the awards that were possible at the threshold, target and maximum levels of performance. See the "Compensation Discussion and Analysis" section of this Annual Report on Form 10-K for additional discussion.
(3)This column represents stock awards granted pursuant to an employee 401(k) equity match program.
(4)This column represents awards of 2020 RSUs. 25% of the RSUs vested on January 1, 2021 and the remaining RSUs will vest quarterly thereafter, subject to each NEO’s continued service through each vesting date.
(5)These amounts do not reflect the actual economic value realized by the NEO. In accordance with SEC rules, this column represents the grant date fair value, computed in accordance with stock-based compensation accounting principles, of each equity award.
(6)The grant date fair value included in this column for PSU awards granted is based on the probable outcome of the performance conditions associated with these grants determined as of the grant date, excluding the effect of estimated forfeitures.
(7)The award granted on this date was pursuant to an employee 401(k) equity match program earned in Q4 of 2020 but not awarded until February 12, 2021.

Outstanding Equity Awards at Fiscal Year-End
    The following table sets forth information concerning all outstanding equity awards held by each of our NEOs as of December 31, 2020.

		Option Awards				Stock Awards
Name	Grant Date(1)	Number of Stock Options Outstanding Exercisable (#)	Number of Stock Options Outstanding Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Aaron Skonnard	9/29/2017	—	—	—	—	327,576(3)	6,865,993
	9/29/2017	—	—	—	—	562,500(4)	11,790,000
	5/17/2018	1,566,166(5)	—	15.00	5/17/2028	—	—
	2/12/2019	—	—	—	—	45,831(6)	960,618
	2/11/2020	—	—	—	—	106,213(13)	2,226,224
James Budge	4/25/2017	—	—	—	—	132,846(7)	2,784,452
	5/17/2018	737,503(5)	—	15.00	5/17/2028	—	—
	2/21/2018	—	—	—	—	24,935(8)	522,638
	2/21/2018	—	—	—	—	39,896(9)	836,220
	2/12/2019	—	—	—	—	20,347(6)	426,473
	2/11/2020	—	—	—	—	53,106(12)	1,113,102
	2/11/2020	—	—	—	—	53,106(13)	1,113,102
Ross Meyercord	10/28/2019	—	—	—	—	242,326(10)	5,079,153
Matthew Forkner	5/17/2018	—	—	—	—	93,750(11)	1,965,000
	2/12/2019	—	—	—	—	9,110(6)	190,946
	2/11/2020	—	—	—	—	42,485(12)	890,486
	2/11/2020	—	—	—	—	42,485(13)	890,486
________________________
(1)Each of the outstanding equity awards was granted pursuant to the 2013 Incentive Unit Plan, 2017 Equity Incentive Plan, 2017 Skonnard RSU Agreement or 2018 Plan, as applicable.
(2)In accordance with SEC rules, market value is determined by multiplying the number of shares by the fair market value of the Company's Class A common stock on December 31, 2020, or $20.96.
(3)286,594 LLC Units vested on July 25, 2018 with the remaining LLC Units vesting in increments of 109,191 or 109,192 every three months thereafter. Each of Mr. Skonnard’s LLC Unit corresponds with a share of Class C common stock, which together are exchangeable for one share of our Class A common stock at the option of the holder (for which we may substitute cash). The Class C common stock is also convertible into Class B common stock on a one-for-one basis at the holder's election.
(4)The RSUs covering Class A common stock vested as to 25% of the total on July 25, 2018 and the remaining RSUs vest in equal amounts every three months thereafter, subject to NEO’s continued service through each vesting date.
(5)The option grant vested as to 25% of the total option grant on November 17, 2018, and the remaining option grant vest as to 25% of the total option grant every six months, subject to NEO's continued service through each vesting date.
(6)The RSUs covering Class A common stock vested as to 25% of the total on March 1, 2020 and the remaining RSUs vest quarterly thereafter, subject to NEO’s continued service through each vesting date.
(7)The LLC Units vested as to 25% of the total on April 17, 2018 and the remaining LLC Units vest in equal amounts every three months thereafter. Each LLC Unit corresponds with a share of our Class B common stock, which together are exchangeable for one share of our Class A common stock at the option of the holder (for which we may substitute cash).
(8)The RSUs covering Class A common stock vested as to 25% of the total on February 21, 2019 and the remaining RSUs vest in equal amounts every three months thereafter.
(9)Based on performance criteria, which were met in 2018, 50% of the RSUs vested on January 1, 2020 and the remaining 50% vested on January 1, 2021.
(10)The RSUs covering Class A common stock vested as to 25% of the total on October 28, 2020 and the remaining RSUs vest quarterly thereafter, subject to NEO’s continued service through each vesting date.
(11)The RSUs covering Class A common stock vested as to 25% of the total on April 1, 2019 and the remaining RSUs vest quarterly thereafter, subject to NEO’s continued service through each vesting date.

(12)The RSUs covering Class A common stock vested as to 25% of the total on January 1, 2021 and the remaining RSUs vest quarterly thereafter, subject to NEO’s continued service through each vesting date.
(13)Based on performance criteria, which were met in 2020 at target level, 50% of the PSUs vest on January 1, 2022 and the remaining 50% vest on January 1, 2023.

Stock Option Exercises and Stock Award Vested During 2020
The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and the vesting of RSUs during 2020 by each of our NEOs. The value realized on exercise of stock options is calculated based on the difference between the closing market price of our Class A common stock upon exercise and the exercise price of the stock options. The value realized on vesting of stock awards is calculated based on the closing market price of our Class A common stock on the vesting date of the RSU.

	Stock Option Awards		Equity Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Aaron Skonnard	—	—	785,646	13,938,588
James Budge	—	—	75,669	1,357,937
Ross Meyercord	—	—	80,775	1,340,057
Nate Walkingshaw	149,347	886,569	71,073	1,155,930
Matthew Forkner	—	—	69,584	1,127,105
________________________
(1)Reflects the aggregate number of shares of Class A common stock underlying the stock options that were exercised in 2020.
(2)Reflects the value of the shares of Class A common stock on the exercise date, reduced by the applicable per share exercise price.

Potential Payments Upon Termination or Change of Control
We entered into an employment agreement with each of our NEOs that provides for severance benefits under certain circumstances, and we approved the Skonnard Single Trigger Acceleration Benefit, Double Trigger Acceleration Benefit and Death Acceleration Benefit applicable to our NEOs. See "Post-Employment Compensation" and "Executive Employment Arrangements" sections for further details.
The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described below, assuming that the triggering event took place on December 31, 2020, the last day of our fiscal year. The value of the accelerated equity vesting is determined by multiplying the unvested portion of the award subject to vesting acceleration by $20.96, the closing price of our Class A common stock on December 31, 2020.

Name	Qualifying Termination Not in Connection with a Change of Control ($)	Termination Due to Death or Disability ($)(1)	Qualifying Termination in Connection with a Change of Control ($)(2)

Aaron Skonnard
Cash severance	200,000	—	200,000
Continued Health Coverage	8,743	8,743	8,743
Accelerated equity vesting	6,865,993(3)	3,000,000	25,182,182
James Budge
Cash severance	175,000	—	175,000
Continued Health Coverage	8,743	8,743	8,743
Accelerated equity vesting	—	3,000,000	6,795,987
Ross Meyercord
Cash severance	182,000	—	182,000
Continued Health Coverage	8,743	8,743	8,743
Accelerated equity vesting	—	3,000,000	5,079,153
Nate Walkingshaw
Cash severance	11,140	—	11,140
Continued Health Coverage	8,743	8,743	8,743
Accelerated equity vesting	—	—	—
Matthew Forkner
Cash severance	157,500	—	157,500
Continued Health Coverage	8,743	8,743	8,743
Accelerated equity vesting	—	3,000,000	3,936,917
________________________
(1)Each NEO's acceleration of unvested equity is capped at $3,000,000.
(2)Each NEO's, excluding Mr. Meyercord who has not been granted PSUs, acceleration of unvested equity includes PSUs that could have been earned in 2020 at 100%. Messrs. Budge and Forkner earned PSUs for their performance in 2020 at 100% and Mr. Skonnard forfeited PSUs that could have been earned in February 2021 due to a failure to meet the applicable performance metrics. For Mr. Skonnard, 100% of his incentive units granted in 2017 vest in connection with a sale of the company, and these units have a value of $22,588,125 as of December 31, 2020.
(3)We approved the Skonnard Single Trigger Acceleration Benefit prior to our initial public offering in May 2018. See "Post-Employment Compensation" section for further details.

Director Compensation Table
The following table provides information regarding compensation of our non-employee directors for service as directors for the year ended December 31, 2020. For all of our non-employee directors, we offer to reimburse any travel expenses or other related expenses for attending meetings. All compensation that we paid to Mr. Skonnard, our only employee director, is presented in the tables summarizing the compensation of our NEOs in the section entitled "Executive Compensation."

Name	Fees Earned or Paid in Cash(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Gary Crittenden(5)	—	240,490(4)	—	240,490
Scott Dorsey(6)	38,500	185,996(3)	—	225,496
Arne Duncan(7)	30,000	185,996(3)	—	215,996
Ryan Hinkle(8)	—	—	—	—
Leah Johnson(9)	33,500	185,996(3)	—	219,496
Tim Maudlin(10)	50,000	185,996(3)	—	235,996
Frederick Onion(8)	—	—	—	—
Brad Rencher(11)	44,000	185,996(3)	—	229,996
Bonita Stewart(12)	—	220,998(4)	—	220,998
Karenann Terrell(13)	39,500	185,996(3)	—	225,496
________________________
(1)The amount shown reflects an annual cash retainer for such director's service as a member of our board of directors and, if applicable, chair or member of our audit committee, compensation committee and nominating and corporate governance committee.
(2)The fair value of each stock award is measured based on the closing price of our Class A common stock on the date of grant. Stock option awards are shown at their aggregate grant date fair value in accordance with authoritative accounting guidance on stock compensation. The fair value of each stock option grant is estimated based on the fair market value on the date of grant using the Black-Scholes option pricing model. For more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 2 of the "Notes to Financial Statements" included in the Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
(3)Messrs. Dorsey, Duncan, Maudlin, Rencher and Mses. Johnson and Terrell were each awarded RSUs covering 11,632 shares of our Class A common stock on May 5, 2020, which will vest in full on the date of the Annual Meeting, subject to each of their continued service with us through such date.
(4)Mr. Crittenden and Ms. Stewart elected to receive the annual cash retainer in the form of RSUs. The fair value of each stock award is measured based on the closing price of our Class A common stock on the date of grant. Mr. Crittenden was awarded RSUs covering 15,040 shares of our Class A common stock on May 5, 2020. Ms. Stewart was awarded RSUs covering 13,821 shares of our Class A common stock on May 4, 2020.
(5)As of December 31, 2020, Mr. Crittenden held (a) 15,040 RSUs and (b) options to purchase a total of 80,721 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to his continued service with us.
(6)As of December 31, 2020, Mr. Dorsey held (a) 11,632 RSUs and (b) options to purchase a total of 109,110 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to his continued service with us.
(7)As of December 31, 2020, Mr. Duncan held (a) 11,632 RSUs and (b) options to purchase a total of 153,179 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to his continued service with us.
(8)Messrs. Hinkle and Onion each elected to forgo compensation that would have been provided to them under our Outside Director Compensation Policy.
(9)As of December 31, 2020, Ms. Johnson held 11,632 RSUs.
(10)As of December 31, 2020, Mr. Maudlin held (a) 11,632 RSUs and (b) options to purchase a total of 80,721 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to his continued service with us.
(11)As of December 31, 2020, Mr. Rencher held (a) 11,632 RSUs and (b) options to purchase a total of 80,721 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to his continued service with us.

(12)As of December 31, 2020, Ms. Stewart held 13,821 RSUs.
(13)As of December 31, 2020, Ms. Terrell held (a) 11,632 RSUs and (b) options to purchase a total of 131,926 shares of our Class A common stock that vest in four equal semiannual installments beginning on November 16, 2018, subject to her continued service with us.

Outside Director Compensation Policy
Our board of directors adopted our Outside Director Compensation Policy in connection with our initial public offering. Members of our board of directors who are not employees are eligible for compensation under our Outside Director Compensation Policy. Accordingly, Mr. Skonnard is not eligible for awards under our Outside Director Compensation Policy.
The compensation committee periodically reviews the type and form of compensation paid to our non-employee directors, which includes a market assessment and analysis by Compensia, Inc. ("Compensia"), its independent compensation consultant. As part of this analysis, Compensia reviews non-employee director compensation trends and data from companies comprising the same executive compensation peer group used by the compensation committee in connection with its review of executive compensation, as discussed below in the section entitled "Executive Compensation-Governance of Executive Compensation Programs."
In the second half of 2020, the compensation committee, with input from Compensia, reviewed our Outside Director Compensation Policy and determined that the compensation levels thereunder were market competitive and no changes were necessary or recommended.
Under our Outside Director Compensation Policy, non-employee directors will receive compensation in the form of equity and cash, as described below:
Cash Compensation
During fiscal year 2020, each non-employee director was eligible to receive the following annual cash retainers for certain board of directors and/or committee service:
•$30,000 per year for service as a member of our board of directors;
•$17,000 per year additionally for service as lead independent director;
•$20,000 per year additionally for service as chair of the audit committee;
•$9,500 per year additionally for service as a member of the audit committee;
•$14,000 per year additionally for service as chair of the compensation committee;
•$5,000 per year additionally for service as a member of the compensation committee;
•$7,500 per year additionally for service as chair of the nominating and corporate governance committee; and
•$3,500 per year additionally for service as a member of the nominating and corporate governance committee.
All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis. There are no per-meeting attendance fees. Each non-employee director receiving an additional fee as a chair of a committee will not also receive the additional fee as a member of the committee.

Equity Compensation
Non-employee directors are eligible to receive all types of equity awards (except incentive stock options) under our 2018 Equity Incentive Plan (the "2018 Plan"), including discretionary awards not covered under our Outside Director Compensation Policy. All grants of awards under our Outside Director Compensation Policy will be automatic and nondiscretionary.
Initial Award. Upon joining our board of directors, each newly-elected non-employee director will receive an initial equity award having a grant date value equal to $186,000 multiplied by a fraction, (A) the numerator of which is the number of full months remaining during the period beginning on the date the individual becomes a member of the board of directors and ending on the one-year anniversary of the date of the then-most recent annual meeting of stockholders (the "Initial Award Vesting Period"), and (B) the denominator of which is 12, rounded to the nearest whole share (the "Initial Award"). The Initial Award will be comprised of restricted stock units ("RSUs") that vest into Class A common stock. The Initial Award will be granted on the first trading day on or after such person first becomes a non-employee director. Subject to the terms of the Outside Director Compensation Policy, the Initial Award will vest upon the earlier of the last day of the Initial Award Vesting Period or the day prior to the date of the annual meeting of stockholders next following the date the Initial Award is granted, subject to the individual's continued service through the applicable vesting date. An individual who is a director and also an employee will not receive an Initial Award if s/he becomes a non-employee director due to termination of employment.
Annual Award. On the date of each annual meeting of stockholders, each continuing non-employee director automatically will be granted an equity award having a grant date value equal to $186,000 (the "Annual Award"). The Annual Award will be comprised of RSUs that vest into Class A common stock. Subject to the terms of the policy, each Annual Award will vest upon the earlier of the one-year anniversary of the grant date or the day prior to our next annual meeting of stockholders occurring after the grant date, subject to the individual's continued service through the applicable vesting date.
Any award granted under our Outside Director Compensation Policy will fully vest in the event of a change in control, as defined in our 2018 Plan, provided that the individual remains a director through such change in control.
Non-Employee Director Elections to Convert Cash Fees and/or Defer Equity Awards
Each non-employee director may elect to convert any cash compensation that s/he would otherwise be entitled to receive under our Outside Director Compensation Policy into an award of RSUs under our 2018 Plan (each, a "Retainer Award"). If the non-employee director makes this election in accordance with the Outside Director Compensation Policy, such Retainer Award will be granted on the date of the annual meeting of stockholders for that year, and will vest upon the earlier of the one-year anniversary of the grant date or the day prior to our next annual meeting of stockholders occurring after the grant date, subject to the individual's continued service through the applicable vesting date, and further subject to the change in control vesting acceleration provisions.
Each non-employee director may elect to defer the delivery of the settlement of any Initial Award, Annual Award, or Retainer Award that would otherwise be delivered to such non-employee director on or following the date such award vests pursuant to the terms of a deferral election such non-employee director makes in accordance with the Outside Director Compensation Policy. A non-employee director may elect to defer 100% of his or her RSUs granted to him or her under the Outside Director Compensation Policy and either have them settled in: (A) a single lump sum installment in whole shares within 60 days following the earlier of the termination of his or her service as a member of our board of directors, or his or her death, (the "Distribution Date"), or (B) five equal installments in whole shares following his or her termination of service as a member of our board of directors or death, with the first installment payable on the one-year anniversary of the Distribution Date, and each consecutive installment payable on each annual anniversary thereafter until all of the installments have been paid.
With respect to calendar years starting on or after January 1, 2021, Mr. Crittenden and Ms. Stewart elected to convert their cash compensation into a Retainer Award in accordance with our Outside Director Compensation Policy. Messrs. Crittenden and Maudlin, and Ms. Stewart elected to defer 100% of their RSUs granted to each non-employee director under the Outside Director Compensation Policy and have such RSUs settled in a single lump sum installment in whole shares on each such non-employee director's applicable Distribution Date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Plans and Arrangements
Rule 10b5-1 Trading Plans
Certain of our directors and executive officers have adopted written plans, known as Rule 10b5-1 plans, in which they have contracted with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by directors or executive officers when entering into the plan, without further direction from them. The director or executive officer may amend or terminate the plan in specified circumstances.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	14,183,031	$14.70	23,882,400
Equity compensation plans not approved by stockholders	50,453(3)	—	—
Total	14,233,484	$14.70	23,882,400
________________________
(1)The weighted average exercise price does not take into account outstanding RSUs.
(2)Includes shares available for future issuance under our 2018 Plan and our 2018 ESPP. Our 2018 Plan provides that on the first day of each fiscal year beginning with the 2019 fiscal year, the number of shares of our Class A common stock available for issuance thereunder will be increased in an amount equal to the least of (i) 14,900,000 shares, (ii) 5% of the outstanding shares of all classes of our Class A common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by our board of directors. Our 2018 ESPP provides that on the first day of each fiscal year beginning with the 2019 fiscal year, the number of shares of our Class A common stock available for issuance thereunder will be increased in an amount equal to the least of (i) 2,970,000 shares, (ii) 1.5% of the outstanding shares of all classes of our Class A common stock on the last day of the immediately preceding fiscal year or (iii) an amount determined by the plan administrator. These increases are not reflected in the table above.
(3)Consists of shares issuable under the GitPrime, Inc. 2015 Equity Incentive Plan and GitPrime, Inc. 2018 Equity Incentive Plan, which have been assumed by us in connection with our acquisition of GitPrime, Inc. in May 2019.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our capital stock as of February 11, 2021 ("Beneficial Ownership Date") by:
•each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;
•each of our named executive officers;
•each of our directors and nominees for director; and
•all executive officers and directors as a group.
Applicable percentage ownership is based on 151,516,352 shares of our common stock outstanding at February 11, 2021. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 11, 2021 which are subject to vesting conditions expected to occur within 60 days of February 11, 2021 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Unless otherwise indicated in the footnotes below, each stockholder named in the following table possesses sole voting and investment power over the shares listed. The information does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise noted below, the address of each person listed on the table is c/o Pluralsight, Inc., 42 Future Way, Draper, Utah 84020.

	Shares Beneficially Owned						% of Total Voting Power #
	Class A		Class B†		Class C†
Name of Beneficial Owners	Shares	%	Shares	%	Shares	%

Named Executive Officers and Directors:
Aaron Skonnard(1)	1,933,089	1.6	—	*	13,508,407	100.0	50.4
James Budge(2)	792,656	*	262,692	2.2	—	*	*
Matthew Forkner(3)	24,861	*	—	*	—	*	*
Ross Meyercord(4)	27,199	*	—	*	—	*	*
Nate Walkingshaw	—	*	—	*	—	*	*
Gary Crittenden(5)	120,561	*	179,758	1.5	—	*	*
Scott Dorsey(6)	134,350	*	171,712	1.4	—	*	*
Arne Duncan(7)	178,419	*	333,008	2.8	—	*	*
Ryan Hinkle(8)	49,412	*	—	*	—	*	*
Leah Johnson(9)	3,620	*	—	*	—	*	*
Timothy Maudlin(10)	80,721	*	272,588	2.3	—	*	*
Frederick Onion(11)	312,400	*	9,961,071	83.0	—	*	3.8
Bradley Rencher(12)	105,961	*	208,170	1.7	—	*	*
Bonita Stewart(13)	26,240	*	—	*	—	*	*
Karenann Terrell(14)	157,166	*	103,459	0.9	—	*	*
All current executive officers and directors as a group (15 persons)(15)	3,946,655	3.1	11,492,458	95.7	13,508,407	100.0	55.1
Greater than 5% Stockholders:
Entities affiliated with Vanguard Group, Inc.(16)	9,582,912	7.8	—	*	—	*	3.5
Entities affiliated with FMR LLC(17)	9,972,371	8.1	—	*	—	*	3.7
Entities affiliated with ArrowMark Colorado Holdings, LLC(18)	8,777,621	7.1	—	*	—	*	3.2
________________________
†     The Class B common stock and Class C common stock are convertible at any time by the holder into shares of Class A common stock on a share-for-share basis, such that each holder of Class B common stock or Class C common stock, as applicable, beneficially owns an equivalent number of shares of Class A common stock.

#    Percentage total voting power represents voting power with respect to all shares of our Class A common stock, Class B common stock, and Class C common stock, as a single class. Each holder of Class C common stock is entitled to 10 votes per share of Class C common stock and each holder of Class A common stock and Class B common stock is entitled to one vote per share of Class A common stock or Class B common stock, as applicable, on all matters submitted to our stockholders for a vote. The Class A common stock, Class B common stock, and Class C common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.
*    Represents beneficial ownership or voting power of less than one percent (1%) of the outstanding shares of our common stock.
(1)Consists of (i) 329,827 shares of Class A common stock and 9,732,644 shares of Class C common stock held by Skonnard Consulting, Inc., of which Mr. Skonnard is an owner; (ii) 440,477 shares of Class C common stock held by Skonnard Family GRAT 2021, of which Mr. Skonnard is a trustee; (iii) 988,408 shares of Class C common stock held by True Nord Trust, of which Mr. Skonnard may be deemed to have voting and dispositive power; (iv) 365,317 shares of Class C common stock held by Aaron & Monica Skonnard Revocable Trust, of which Mr. Skonnard is co-trustee; (v) 25,366 shares of Class A common stock held by Mr. Skonnard; (vi) 1,566,166 shares of Class A common stock subject to options held by Mr. Skonnard that are immediately exercisable within 60 days of the Beneficial Ownership Date; (vii) 11,730 shares of Class A common stock held by Mr. Skonnard underlying RSUs vesting within 60 days of the Beneficial Ownership Date; and (viii) 1,981,561 shares of Class C common stock held by Mr. Skonnard, of which 218,384 shares are unvested and subject to a right of repurchase in favor of the Company. Amounts exclude the grant of RSUs covering 153,664 shares of our Class A common stock in February 2021.
(2)Consists of (i) 44,584 shares of Class A common stock held by Mr. Budge; (ii) 737,503 shares of Class A common stock subject to options held by Mr. Budge that are immediately exercisable within 60 days of the Beneficial Ownership Date; (iii) 10,569 shares of Class A common stock held by Mr. Budge underlying RSUs vesting within 60 days of the Beneficial Ownership Date; (iv) 262,692 shares of Class B common stock held by Mr. Budge, of which 66,423 shares are unvested and subject to a right of repurchase in favor of the Company.
(3)Consists of (i) 5,568 shares of Class A common stock held by Mr. Forkner; (ii) 19,293 shares of class A common stock held by Mr. Forkner underlying RSUs vesting within 60 days of the Beneficial Ownership Date. Amounts exclude the grant of RSUs covering 28,627 shares of our Class A common stock in February 2021.
(4)Consists of 27,199 shares of Class A common stock held by Mr. Meyercord; Amounts exclude the grant of RSUs covering 61,697 shares of our Class A common stock in February 2021.
(5)Consists of (i) 25,240 shares of Class A common stock and 144,423 shares of Class B common stock held by Mr. Crittenden; (ii) 14,600 shares of Class A common stock and 35,335 shares of Class B common stock held by Bear Mountain Ranch Asset Management, LLC, of which Mr. Crittenden is a managing member; and (iii) 80,721 shares of Class A common stock subject to options held by Mr. Crittenden that are immediately exercisable within 60 days of the Beneficial Ownership Date.
(6)Consists of (i) 25,240 shares of Class A common stock held by Mr. Dorsey; (ii) 109,110 shares of Class A Common stock subject to options held by Mr. Dorsey that are immediately exercisable within 60 days of the Beneficial Ownership Date; (iii) 121,712 shares of Class B common stock held by Mr. Dorsey and (iv) 50,000 shares of Class B common stock held by AREO Ventures, LLC, of which Mr. Dorsey is a manager.
(7)Consists of (i) 25,240 shares of Class A common stock held by Mr. Duncan; (ii) 153,179 shares of Class A Common stock subject to options held by Mr. Duncan that are immediately exercisable within 60 days of the Beneficial Ownership Date; and (iii) 333,008 shares of Class B common stock held by Mr. Duncan.
(8)Consists of 49,412 shares of Class A common stock held by Mr. Hinkle.
(9)Consists of 3,620 shares of Class A common stock held by Ms. Johnson.
(10)Consists of (i) 94,255 shares of Class B common stock held by Mr. Maudlin; (ii) 59,582 shares of Class B common stock held by Timothy I. Maudlin Revocable Trust, of which Mr. Maudlin is a trustee; (iii) 80,721 shares of Class A Common stock subject to options held by Mr. Maudlin that are immediately exercisable within 60 days of the Beneficial Ownership Date; (iv) 79,583 shares of Class B common stock held by Janice K. Maudlin Revocable Trust, of which Mr. Maudlin's wife is a trustee; (v) 19,168 shares of Class B common stock held by Timothy I. Maudlin 2019 Trust, of which Mr. Maudlin is a trustee; and (vi) 20,000 shares of Class B common stock held by Timothy I Maudlin 2020 Trust, of which Mr. Maudlin is a trustee.
(11)Consists of (i) 282,400 shares of Class A common stock and 9,919,847 shares of Class B common stock held by Onion Consulting, Inc., of which Mr. Onion is an owner; and (ii) 30,000 shares of Class A common stock and 41,224 shares of Class B common stock held by Frederick A. Onion Revocable Trust, of which Mr. Onion is a co-trustee.
(12)Consists of (i) 25,240 shares of Class A common stock and 51,923 shares of Class B common stock held by Mr. Rencher; (ii) 80,721 shares of Class A Common stock subject to options held by Mr. Rencher that are immediately exercisable within 60 days of the Beneficial Ownership Date; and (iii) 156,247 shares of Class B common stock held by Centerpine LLC, of which Mr. Rencher is a manager.
(13)Consists of (i) 15,240 shares of Class A common stock held by Ms. Stewart and (ii) 11,000 shares of Class A common stock held by The Bonita K Coleman Trust, of which Ms. Stewart is trustee.

(14)Consists of (i) 25,240 shares of Class A common stock held by Ms. Terrell; (ii) 131,926 shares of Class A Common stock subject to options held by Ms. Terrell that are immediately exercisable within 60 days of the Beneficial Ownership Date; and (iii) 103,459 shares of Class B common stock held by Ms. Terrell.
(15)Consists of the following amounts held by all our executive officers and directors, as a group: (i) 965,016 shares of Class A common stock; (ii) 2,940,047 shares of Class A common stock underlying stock options that are immediately exercisable within 60 days of the Beneficial Ownership Date; (iii) 41,592 shares of Class A common stock underlying RSUs vesting within 60 days of the Beneficial Ownership Date; (iv) 11,426,035 shares of Class B common stock, of which 66,423 shares are unvested and subject to a right of repurchase in favor of the Company; (v) 13,508,407 shares of Class C common stock, of which 218,384 shares are unvested and subject to a right of repurchase in favor of the Company.
(16)Consists of 9,582,912 shares of Class A common stock held by The Vanguard Group, Inc. ("The Vanguard Group"). The Vanguard Group has (i) shared voting power over 76,050 shares of Class A common stock, (ii) sole dispositive power over 9,423,474 shares of Class A common stock and (iii) shared dispositive power over 159,438 shares of Class A common stock. The address for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355. For additional information, see the Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 8, 2021.
(17)Consists of 9,972,371 shares of Class A common stock held by FMR LLC (“FMR”). FMR has (i) sole voting power of 966,002 shares and (ii) sole power to dispose of 9,972,371 shares. Fidelity Management & Research Company is a wholly-owned subsidiary of FMR LLC and serves as investment adviser to various investment companies registered under the Investment Company Act. The address for these entities is 245 Summer Street, Boston, MA 02210. For additional information, see the Schedule 13G/A filed by FMR LLC with the SEC on February 8, 2021.
(18)Consists of 8,777,621 shares of Class A common stock held by ArrowMark Colorado Holdings, LLC (“ArrowMark”). ArrowMark has sole voting and dispositive power over all the shares. The address for this entity is 100 Fillmore Street, Suite 325, Denver, Colorado 80206. For additional information, see the Schedule 13G filed by ArrowMark Colorado Holdings LLC with the SEC on February 16, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections entitled "Compensation of Non-employee Directors" and "Executive Compensation," the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:
•we, Pluralsight Holdings, or any subsidiaries thereof have been or will be a participant;
•the amount involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or beneficial owners of more than 5% of any class of our capital stock, or their affiliates, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Fourth Amended and Restated LLC Agreement
As part of our IPO in May 2018, we engaged in certain reorganization transactions pursuant to which certain members ("Continuing Members") of Pluralsight Holdings, LLC continued to hold non-voting common limited liability company units ("LLC Units") in Pluralsight Holdings, LLC. In connection with the reorganization transactions, Pluralsight, Inc. and the Continuing Members entered into the Fourth Amended and Restated LLC Agreement (the "Fourth LLC Agreement"). Each of our directors, executive officers (other than our Chief Legal Officer, Chief Compliance Officer and Corporate Secretary, Matthew Forkner and our Chief Revenue Officer, Ross Meyercord), and beneficial owners of more than 5% of any class of our capital stock are Continuing Members and thus are parties to the Fourth LLC Agreement.
As a result of the reorganization transactions, Pluralsight, Inc. holds LLC Units in Pluralsight Holdings and is the sole manager of Pluralsight Holdings. Accordingly, we operate and control all of the business and affairs of Pluralsight Holdings and, through Pluralsight Holdings and its operating subsidiaries, conduct our business.
As the sole manager of Pluralsight Holdings, Pluralsight, Inc. has the right to determine when distributions will be made to the unit holders of Pluralsight Holdings and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If Pluralsight, Inc. authorizes a distribution, such distribution will be made to the holders of LLC Units, including Pluralsight, Inc., pro rata in accordance with their respective ownership of Pluralsight Holdings, provided that Pluralsight, Inc. as sole manager will be entitled to non-pro rata distributions for certain fees and expenses.
Upon the consummation of the IPO, Pluralsight, Inc. became a holding company, and its principal asset is a controlling equity interest in Pluralsight Holdings. As such, Pluralsight, Inc. has no independent means of generating revenue. Pluralsight Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Units, including Pluralsight, Inc. Accordingly, Pluralsight, Inc. incurs income taxes on its allocable share of any net taxable income of Pluralsight Holdings and also incurs expenses related to its operations. Pursuant to the Fourth LLC Agreement, Pluralsight Holdings will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of the cumulative taxable losses of Pluralsight Holdings that is allocated to them, to the extent previous tax distributions from Pluralsight Holdings have been insufficient. Under the terms of the original TRA, Pluralsight, Inc. also incurred expenses related to its operations, plus payments under the TRA. Pluralsight, Inc. intends to cause Pluralsight Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow Pluralsight, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA.
The Fourth LLC Agreement generally does not permit transfers of LLC Units by Continuing Members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and transfers approved in writing by us, as sole managing manager, and other limited exceptions. In the event of a permitted transfer, such Continuing Member will be required to simultaneously transfer shares of Class B common stock or Class C common stock, as applicable, to such transferee equal to the number of LLC Units that were transferred. The Fourth LLC Agreement also provides that as a general matter a member of Pluralsight Holdings, LLC ("LLC Member") will not have the right to transfer LLC Units if Pluralsight, Inc. determines that such transfer would be prohibited by law or regulation, would violate other agreements with Pluralsight, Inc. to which the LLC Member may be subject, or would cause or increase the possibility for Pluralsight Holdings to be treated as a "publicly traded partnership" taxable as a corporation for U.S. federal income tax purposes.
The Fourth LLC Agreement further provides that, in the event that a tender offer, share exchange offer, issuer bid, takeover bid, recapitalization, or similar transaction with respect to our Class A common stock (each, a "Pubco Offer"), is approved by our board of directors or otherwise effected or to be effected with the consent or approval of our board of directors, each holder of LLC Units shall be permitted to participate in such Pubco Offer by delivering an exchange notice, which shall be effective immediately prior to, and contingent upon, the consummation of such Pubco Offer. If a Pubco Offer is proposed by Pluralsight, Inc., then Pluralsight, Inc. is required to use its reasonable best efforts expeditiously and in good faith to take all such actions and do all such things as are necessary or desirable to enable and permit the holders of such LLC units to participate in such Pubco Offer to the same extent as or on an economically equivalent basis with the holders of shares of Class A common stock, provided that in no event shall any holder of LLC Units be entitled to receive aggregate consideration for each LLC unit that is greater than the consideration payable in respect of each share of Class A common stock pursuant to the Pubco Offer.
The Continuing Members, from time to time, may, subject to the terms of the Fourth LLC Agreement, exchange or redeem their LLC Units, together with the corresponding shares of Class B common stock or Class C common stock, as applicable, for, at our option, cash or shares of Class A common stock, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications, and other similar transactions. Any such exchange or redemption may be effected by, at our option, having such LLC Units redeemed by Pluralsight Holdings for cash or Class A common stock contributed to Pluralsight Holdings by us, or, alternatively, a direct exchange by Pluralsight, Inc. of Class A common stock or cash, as applicable, for such LLC Units. Our decision to make a cash payment in connection with a Continuing Member's exchange or redemption will be made by a majority of the members of our board of directors, other than Aaron Skonnard, our co-founder, Chief Executive Officer, and chairperson. When an LLC Unit, together with a share of our Class B common stock or Class C common stock, as applicable, is exchanged or redeemed for cash or a share of our Class A common stock, the corresponding share of our Class B common stock or Class C common stock, as applicable, will be cancelled.

The Fourth LLC Agreement provides that as a general matter an LLC Member does not have the right to exchange or redeem LLC Units if we determine that such exchange or redemption would be prohibited by law or regulation or would violate other agreements with us to which the LLC Member may be subject, including the Fourth LLC Agreement.
Each Continuing Member's exchange and redemption rights are subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing Member and the absence of any liens or encumbrances on such LLC Units redeemed. In addition, Continuing Members cannot exercise exchange or redemption rights during applicable black-out periods. Each Continuing Member's exchange and redemption rights are further limited, unless the exchange or redemption is in connection with one of the following events, each of which we refer to as an "Unrestricted Redemption": (1)(a) an exchange or redemption of more than 2% of the total outstanding LLC Units (excluding any LLC Units held by us as long as we are the manager and own more than 10% of all outstanding LLC Units), (b) the exchange or redemption is in connection with a Pubco Offer, or (c) the exchange or redemption is otherwise permitted by us or (2) the exchange or redemption and Pluralsight Holdings each meet the requirements of the "private placement" safe harbor set forth in applicable Treasury Regulations.
If an exchange or redemption request delivered by a Continuing Member is in connection with an Unrestricted Redemption, the Continuing Member may elect to have the redemption or exchange effectuated not less than three business days or more than 10 business days after delivery of the notice. Additionally, in only limited circumstances may a Continuing Member revoke or delay its exchange or redemption following the delivery of its request for such exchange or redemption.
We may impose additional restrictions on exchanges or redemptions that we determine to be necessary or advisable so that Pluralsight Holdings is not treated as a "publicly traded partnership" for U.S. federal income tax purposes. As a holder exchanges LLC Units and Class B common stock or Class C common stock, as applicable, for shares of Class A common stock or a redemption transaction is effected, the number of LLC Units held by Pluralsight, Inc. is correspondingly increased as it acquires the exchanged LLC Units or funds the redemption transaction, and a corresponding number of shares of Class B common stock or Class C common stock, as applicable, are cancelled.
The Fourth LLC Agreement also requires that Pluralsight Holdings take actions with respect to its LLC Units, including issuances, reclassifications, distributions, divisions, or recapitalizations, such that (i) we at all times maintain a ratio of one LLC Unit owned by us, directly or indirectly, for each share of Class A common stock issued by us, and (ii) Pluralsight Holdings at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of LLC Units owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock and Class C common stock owned by the Continuing Members and the number of LLC Units owned by the Continuing Members. As such, in certain circumstances, we as sole manager have the authority to take all actions such that, after giving effect to all issuances, transfers, deliveries, or repurchases, the number of outstanding LLC Units we own equals, on a one-for-one basis, the number of outstanding shares of Class A common stock.
Tax Receivable Agreement
Pluralsight Holdings and certain of its subsidiaries that are treated as partnerships for U.S. federal income tax purposes have, and intend to have, in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Units for Class A common stock or cash occurs. We may obtain an increase in our share of the tax basis of the assets of Pluralsight Holdings, when (as described above in the section entitled "Fourth Amended and Restated LLC Agreement"), a Continuing Member receives Class A common stock or cash, as applicable, from us in connection with an exercise of such Continuing Member's right to have LLC Units in Pluralsight Holdings held by such Continuing Member exchanged, or, at our option, redeemed by Pluralsight Holdings for cash or Class A common stock contributed to Pluralsight Holdings by us (which we intend to treat as our direct purchase of LLC Units from such Continuing Member for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Units are surrendered by a Continuing Member to Pluralsight Holdings for redemption or sold to us directly), which basis increases we refer to as Basis

Adjustments. Any Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease the gains (or increase the losses) on future dispositions of our assets to the extent tax basis is allocated to those assets.
In connection with the transactions described above in the section entitled "Fourth Amended and Restated LLC Agreement", we entered into a TRA with Pluralsight Holdings and each of the Continuing Members that provides for the payment by Pluralsight Inc. of 85% of the amount of certain tax benefits, if any, that Pluralsight Inc. actually realizes, or in some circumstances is deemed to realize, as a result of the transactions described above, including the Basis Adjustments and certain other tax benefits attributable to payments made under the TRA. In general, the Continuing Members' rights under the TRA may not be assigned, sold, pledged, or otherwise alienated to any person, other than certain permitted transferees, without our prior written consent (not to be unreasonably withheld, conditioned, or delayed) and subject to our right of first refusal, and such transferee's becoming a party to the TRA and agreeing to succeed to the applicable Continuing Member's interest therein. Payments under the TRA are not conditioned upon one or more of the Continuing Members maintaining a continued ownership interest in Pluralsight Holdings. If a Continuing Member transfers LLC Units of Pluralsight Holdings but does not assign to the transferee of such LLC Units its rights under the TRA, such Continuing Member ("TRA Member") generally will remain the TRA Member with respect to such rights and will continue to be entitled to receive payments under the TRA arising in respect of a subsequent exchange of such LLC Units.
The actual Basis Adjustments, as well as any amounts paid to the TRA Members under the TRA will vary depending on a number of factors, including the timing of any future redemptions or exchanges, the price of shares of our Class A common stock at the time of any future redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, and the amount and timing of our income.
For purposes of the TRA, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments, had the TRA not been entered into, and had there been no tax benefits to us as a result of any payments made under the TRA. These calculations will be based upon the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on applicable period apportionment factors. There is no maximum term for the TRA; however, the TRA may be terminated by us pursuant to an early termination procedure that requires us to pay the TRA Members an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions).
The payment obligations under the TRA are obligations of Pluralsight, Inc. and not of Pluralsight Holdings. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we may be required to make to the TRA Members will be substantial. Any payments made by us to the TRA Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Pluralsight Holdings and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA. Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments that are payable to or received by a TRA Member.
The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the TRA or if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor's obligations, under the TRA would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income in each relevant taxable year to fully utilize all potential future tax benefits that are subject to the TRA. In those circumstances, any remaining outstanding LLC Units of Pluralsight Holdings would be treated as exchanged for Class A common stock and the applicable TRA Members would generally be entitled to payments under the TRA resulting from such deemed exchanges.

We may elect to completely terminate the TRA early only with the written approval of each of a majority of Pluralsight Inc.'s "independent directors" (within the meaning of Rule 10A-3 promulgated under the Exchange Act and the Nasdaq Rules).
As a result of the foregoing, we could be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We also could be required to make cash payments to the TRA Members that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA. Our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.
Payments under the TRA will generally be based on the tax reporting positions that we determine. We will not be reimbursed for any cash payments previously made to the TRA Members pursuant to the TRA if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed.
Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual ultimate cash tax savings. If we determine that a tax reserve or contingent liability must be established by us for generally accepted accounting principles in respect of an issue that would affect payments under the TRA, we may withhold payments to the TRA Members under the TRA and place them in an interest-bearing escrow account until the reserve or contingent liability is resolved.
If we receive a formal notice or assessment from a taxing authority with respect to any cash savings covered by the TRA, we will place certain subsequent tax benefit payments that would otherwise be made to the TRA Members into an escrow account until there is a final determination and such tax benefit payment obligations will continue to accrue interest, generally at LIBOR plus 100 basis points, until such contest is resolved and tax benefit payment is made to the TRA Members. We will have full responsibility for, and sole discretion over, all Pluralsight Inc. tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests.
Under the TRA, we are required to provide a representative of the TRA Members with a schedule showing the calculation of payments that are due under the TRA with respect to each taxable year with respect to which a payment obligation arises within 90 calendar days after filing our U.S. federal income tax return for such taxable year. Payments under the TRA will generally be made to the TRA Members within five business days after this schedule becomes final pursuant to the procedures set forth in the TRA, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any payments due that are made to TRA Members later than five business days after the applicable schedule becomes final will generally accrue interest at a rate of LIBOR plus 600 basis points from the sixth business day after the schedule becomes final until payment is made, unless our inability to make such payments is a result of certain restrictions imposed under the debt agreements of Pluralsight Holdings or under applicable law, in each case, despite our using commercially reasonable efforts to obtain such funds, in which case interest will continue to accrue until such payments are made at a rate equal to LIBOR plus 100 basis points.
As of December 31, 2020, there were no tax receivable payments due to the Continuing Members under the TRA.

On December 11, 2020, in connection with the execution into the Merger Agreement, Pluralsight and Pluralsight Holdings entered into an amendment to the TRA (the “TRA Amendment”) with the representative of the other parties to the TRA and certain other persons entitled to payments pursuant to the TRA, in accordance with the terms of the TRA. The TRA Amendment establishes that the parties to the TRA (other than the Pluralsight Parties) will be entitled to receive an aggregate amount of $127,000,000 in connection with the closing of the Mergers in full satisfaction of Pluralsight’s payment obligation under the TRA in connection with a change of control of Pluralsight, which represents a substantial reduction from what Pluralsight’s change of control obligations would have been under the TRA, absent the TRA Amendment. In addition, if Pluralsight terminates the Merger Agreement to enter into an Alternative Acquisition Agreement pursuant to and in accordance with the “fiduciary out” provisions of the Merger Agreement (or terminates such Alternative Acquisition Agreement to enter into an alternative Alternative Acquisition Agreement, in one or more iterations), the agreements in the TRA Amendment also apply in connection with the Acquisition Transaction to be effected pursuant to such Alternative Acquisition Agreement then in effect.
Pluralsight One
Pluralsight One is the Company's social impact initiative dedicated to closing the technology skills gap. This initiative supports nonprofit organizations by providing discounted and donated subscriptions to the Company's platform. Any revenue from subscriptions provided to organizations in connection with Pluralsight One is donated back to the community through charitable grants. During the year ended December 31, 2020, the Company donated approximately $0.3 million back to the community through these charitable grants.
Aircraft Reimbursement
Aaron Skonnard beneficially owns 100% of an aircraft that he uses from time to time for business trips. The reimbursement rate for his use of the aircraft is $4,800 per hour, plus actual costs for landing fees, crew travel expenses, catering, and other out of pocket expenses, up to a maximum of $100,000,000 per year. Our board of directors approved this hourly reimbursement rate based upon a review of comparable chartered aircraft rates that showed that the reimbursement rate is at or below market rates for the charter of similar aircraft. In 2020, Mr. Skonnard used this aircraft for business-related travel services, and the board of directors approved reimbursing him at an amount of $169,001 for 2020. Due to the COVID-19 pandemic, Mr. Skonnard’s actual travel expenses were substantially less than the amounts that we budgeted at the beginning of 2020. Due to the fact that the $4,800 hourly rate paid for the use of the aircraft represents the actual operational costs incurred by Mr. Skonnard as owner of the aircraft, Mr. Skonnard does not profit from the use of the aircraft. Other executives and employees may accompany Mr. Skonnard from time to time at a reimbursement rate comparable to what a first-class ticket would cost on commercial flight for such travel.
Registration Rights Agreement
We are a party to an amended and restated registration rights agreement (the "Registration Rights Agreement"), with certain holders of our Class A common stock (and other securities convertible into or exchangeable or exercisable for shares of our Class A common stock).
Certain holders of our Class A common stock (and other securities convertible into or exchangeable or exercisable for shares of our Class A common stock) have the right to request that we register the sale of shares of Class A common stock to be sold by them on Form S-3 no more than once per calendar year (which may, at such holders' request, be pursuant to shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period).
Certain holders have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock (and other securities convertible into or exercisable for shares of our Class A common stock) to be sold by them in connection with registered offerings requested by certain other holders (if any) or initiated by us.
Executive and Director Compensation and Equity Awards
We have granted certain equity awards to our executive officers and certain of our directors. See the sections titled "Executive Compensation-Outstanding Equity Awards at Fiscal Year-End" and "Compensation of Non-

Employee Directors" for a description of these equity awards. We have also entered into a reimbursement arrangement with Aaron Skonnard relating to aircraft rates, as further described above in the section entitled "Aircraft Reimbursement."
Other than as described above under this section entitled "Certain Relationships and Related Party Transactions," since January 1, 2019, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm's-length dealings with unrelated third parties.
From time to time, we do business with other companies affiliated with certain holders of our capital stock. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm's-length basis.
Limitation of Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•any breach of their duty of loyalty to our company or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that s/he is or was one of our directors or officers or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that s/he is or was one of our employees or agents. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.
Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.
Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.
Service Arrangements
In the twelve months ended December 31, 2020, we booked sales of our services in the amount of $1,389,000 to GlaxoSmithKline plc ("GSK"). Karenann Terrell, one of our directors, has served as the Chief Digital and Technology Officer of GSK since September 2017.
In the twelve months ended December 31, 2020, we incurred approximately $152,000 of expense for data analytics software provided by Alteryx, Inc. ("Alteryx"). Entities affiliated with Insight Venture Partners are the beneficial owners of more than 5% of our capital stock and hold more than 10% of the capital stock of Alteryx. Additionally, Ryan Hinkle, one of our directors, is a Managing Director of Insight Venture Management, LLC, an affiliate of Insight Venture Partners. Tim Maudlin, one of our directors and the chair of our audit committee, also serves as a director and the chair of the audit committee of the Alteryx board of directors.
In the twelve months ended December 31, 2020, we incurred approximately $160,000 of expense for customer success software provided by Gainsight, Inc. ("Gainsight"). Entities affiliated with Insight Venture Partners are the beneficial owners of more than 5% of our capital stock and hold more than 10% of the capital stock of Gainsight. Additionally, Ryan Hinkle, one of our directors, is a Managing Director of Insight Venture Management, LLC, an affiliate of Insight Venture Partners.
In the twelve months ended December 31, 2020, we incurred approximately $839,000 of expense for experience management software provided by Qualtrics, LLC ("Qualtrics"); in the same time period, we booked sales of our services in the amount of $1,304,000 to Qualtrics. Entities affiliated with Insight Venture Partners are the beneficial owners of more than 5% of our capital stock and hold more than 10% of the capital stock of Qualtrics. Additionally, Ryan Hinkle, one of our directors, is a Managing Director of Insight Venture Management, LLC, an affiliate of Insight Venture Partners.
Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for reviewing and approving or disapproving "related party transactions," which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our audit committee has adopted a formal written policy providing that our audit committee is responsible for reviewing transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director, or beneficial owner of greater than 5% of any class of our capital stock, or their respective affiliates and their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, and considering the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, our board of directors has determined that each of our directors, other than Messrs. Duncan, Skonnard and Onion are "independent directors" as defined under the Nasdaq Rules. In addition, our board of directors determined that Messrs. Maudlin and Hinkle, and Ms. Terrell, who are members of our audit committee, satisfy the enhanced independence standards for audit committee members established by applicable SEC and Nasdaq Rules. Our board of directors has determined that Messrs. Hinkle, Rencher and Dorsey, and Ms. Stewart, who are members of our compensation committee, satisfy the enhanced independence standards for compensation committee members established by applicable SEC and Nasdaq Rules. Our board of directors has determined that Messrs. Crittenden and Dorsey, and Ms. Johnson, who are members of our nominating and corporate governance committee, satisfy the independence standards for nominating and corporate governance committee members established by applicable SEC and Nasdaq Rules. Our board of directors consults with our legal counsel to ensure these determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent."
Although we are a "controlled company" within the meaning of the corporate governance rules of The Nasdaq Stock Market LLC because Aaron Skonnard and his associated entities, collectively, hold a majority of the voting power of our outstanding capital stock, we have elected not to take advantage of the "controlled company" exemptions found in the Nasdaq Rules and are in full compliance with all corporate governance requirements under the Nasdaq Rules.
There are no family relationships among any of our directors or executive officers.
Item 14. Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents the aggregate fees billed for professional audit services and other services rendered to us by EY for our fiscal years ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees(1)	$1,681,050	$1,375,456
Audit-Related Fees	—	—
Tax Fees(2)	29,632	52,088
All Other Fees(3)	2,000	2,000
Total Fees	$1,712,682	$1,429,544
________________________
(1)    Includes fees for professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)    Includes fees for professional services for expatriate tax.
(3)    Includes fees for accounting disclosure research tools.

The following table presents the aggregate fees billed for professional audit services and other services rendered to us by PricewaterhouseCoopers LLP (“PwC”), our former independent registered public accounting firm for our fiscal year ended December 31, 2019. All fees paid to PwC for our fiscal year ended December 31, 2019, were pre-approved by our audit committee.

Fiscal Year Ended December 31,
2019
Audit Fees(1)	$879,979
Audit-Related Fees	—
Tax Fees(2)	256,568
All Other Fees(3)	1,800
Total Fees	$1,138,347
________________________
(1)    Includes fees for professional services rendered in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)    Includes fees for professional services for expatriate tax.
(3)    Includes fees for accounting disclosure research tools.

Auditor Independence
In our fiscal year ended December 31, 2020, there were no other professional services provided by EY, other than those described above, that would have required our audit committee to consider their compatibility with maintaining the independence of EY.
Audit and Non-Audit Services Pre-Approval Policy
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee (or its delegate) may pre-approve services to be performed by our independent registered public accounting firm without consideration of specific case-by-case services or may require the specific pre-approval of the committee, in either case, in order to ensure that the provision of such services does not impair the public accountants' independence. All fees paid to EY for our fiscal years ended December 31, 2019 and December 31, 2020, were pre-approved by our audit committee. All fees paid to PwC for our fiscal year ended December 31, 2019, were pre-approved by our audit committee.

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
(a)(3) Exhibits.
The documents listed in the Exhibit Index of this Annual Report are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, by and among Lake Holdings, LP, Lake Guarantor, LLC, Lake Merger Sub I, Inc., Lake Merger Sub II, LLC, Pluralsight, Inc. and Pluralsight Holdings, LLC, dated as of December 11, 2020.	8-K	001-38498	2.1	12/14/20

3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.3	03/04/19

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-230057	3.1	03/04/19

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-38498	3.2	08/01/18

4.1	Indenture, dated March 11, 2019 between Pluralsight, Inc. and U.S. Bank National Association.	8-K	001-38498	4.1	03/11/19

4.2	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.1).	8-K	001-38498	4.1	3/11/19

4.3	Form of Class A common stock certificate of the Registrant.	S-1/A	333-224301	4.1	05/07/18

4.4	Description of the Registrant’s Capital Stock.	10-K/A	001-38498	4.4	03/02/20

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-224301	10.1	05/07/18

10.2	Tax Receivable Agreement, between the Registrant, Pluralsight Holdings and other parties thereto, dated May 15, 2018.	10-Q	001-38498	10.1	08/01/18

10.3+	Pluralsight Holdings Incentive Unit Plan.	S-1	333-224301	10.3	04/16/18

10.4+	Amended and Restated Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.5	07/31/19

10.5+	Pluralsight Holdings 2017 Equity Incentive Plan and related form of agreement.	S-1	333-224301	10.4	04/16/18

10.6+	Amended and Restated Pluralsight, Inc. 2018 Equity Incentive Plan and related form of agreement.	10-Q	001-38498	10.6	07/31/19

10.7+	Pluralsight, Inc. 2018 Equity Incentive Plan and related forms of agreement.	S-1/A	333-224301	10.5	05/07/18

10.8+	Pluralsight, Inc. 2018 Employee Stock Purchase Plan and related form of agreement.	S-1/A	333-224301	10.6	05/07/18

10.9+	Executive Employment Agreement, between Pluralsight, LLC and Aaron Skonnard, dated as of August 16, 2017.	S-1	333-224301	10.7	04/16/18

10.10+	Executive Employment Agreement, between Pluralsight, LLC and James Budge, dated as of September 15, 2017.	10-K	001-38498	10.8	02/21/19

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13+	Executive Employment Agreement, between Pluralsight, LLC and Ross Meyercord, dated as of October 28, 2019.	10-K/A	001-38498	10.13	03/02/20

10.14+	Offer Letter, between Pluralsight Holdings and Gary Crittenden, dated as of May 30, 2016.	S-1	333-224301	10.11	04/16/18

10.15+	Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of May 27, 2016.	S-1	333-224301	10.12	04/16/18

10.16+	Incentive Unit Offer Letter, between Pluralsight Holdings and Arne Duncan, dated as of December 13, 2016.	S-1	333-224301	10.13	04/16/18

10.17+	Offer Letter, between Pluralsight Holdings and Tim Maudlin, dated as of April 15, 2016.	S-1	333-224301	10.14	04/16/18

10.18+	Offer Letter, between Pluralsight Holdings and Brad Rencher, dated as of May 27, 2016.	S-1	333-224301	10.15	04/16/18

10.19+	Offer Letter, between Pluralsight Holdings and Scott Dorsey, dated as of September 6, 2017.	S-1	333-224301	10.21	04/16/18

10.20+	Offer Letter, between Pluralsight Holdings and Karenann Terrell, dated as of October 24, 2017.	S-1	333-224301	10.22	04/16/18

10.21+	Offer Letter, between the Registrant and Bonita Stewart, dated as of August 2, 2018.	10-K	001-38498	10.18	02/21/19

10.22+	Offer Letter, between the Registrant and Leah Johnson, dated as of August 10, 2018.	10-K	001-38498	10.19	02/21/19

10.23	Multi-Tenant Office Lease Agreement, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of September 20, 2013.	S-1	333-224301	10.16	04/16/18

10.24	First Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of October 13, 2015.	S-1	333-224301	10.17	04/16/18

10.25	Commencement Date Memorandum, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of August 17, 2017.	S-1	333-224301	10.18	04/16/18

10.27	Lease Agreement, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of August 31, 2018.	10-Q	001-38498	10.1	10/24/18

10.29	Second Amendment to Office Lease, between Pluralsight, LLC and Station Park CenterCal, LLC, dated as of July 17, 2019.	10-K/A	001-38498	10.29	03/02/20

10.34	Form of Exchange Agreement.	S-1/A	333-224301	10.24	05/07/18

10.35+	Form of Amended and Restated Restricted Share Unit Agreement, between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	S-1/A	333-224301	10.26	05/15/18

10.36+	Form of Third Amended and Restated Restricted Share Unit Agreement between the Registrant, Pluralsight Holdings, and Aaron Skonnard.	10-Q	001-38498	10.7	07/31/19

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37	Fourth Amended and Restated Limited Liability Company Agreement of Pluralsight Holdings, dated May 16, 2018.	10-Q	001-38498	10.2	08/01/18

10.38	Amended and Restated Registration Rights Agreement, between the Registrant and the investor parties thereto, dated May 16, 2018.	10-Q	001-38498	10.3	08/01/18

10.40+	Outside Director Compensation Policy, as amended on October 29, 2019.	10-K/A	001-38498	10.40	03/02/20

10.41	Purchase Agreement, dated March 6, 2019, by and among the Registrant, Pluralsight Holdings, LLC and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as representatives of the several parties named in Schedule I thereto.	8-K	001-38498	10.1	03/07/19

10.42	Form of Capped Call Confirmation.	10-Q	001-38498	10.2	05/01/19

10.43	Agreement and Plan of Merger, dated April 30, 2019 by and among the Registrant, Sundance Merger Sub, Inc., GitPrime, Inc. and Fortis Advisors LLC as Securityholder Representative.	8-K	001-38498	2.1	05/01/19

10.45	First Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of November 6, 2018.	10-Q	001-38498	10.1	07/29/20

10.46	Second Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of February 15, 2019.	10-Q	001-38498	10.2	07/29/20

10.47	Third Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of May 20, 2020.	10-Q	001-38498	10.3	07/29/20

10.48	Fourth Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of July 14, 2020.	10-Q	001-38498	10.1	11/05/20

10.49	Fifth Amendment to Office Lease, between Highline Office 1, L.C. and Pluralsight, LLC, dated as of January 21, 2021.	-	-	-	-	X

10.50	Sublease Agreement, between Pluralsight, LLC and Life Engineering LLC, dated November 10, 2020.	-	-	-	-	X

10.51	Separation Agreement, dated July 9, 2020, between Pluralsight, LLC and Nate Walkingshaw.	10-Q	001-38498	10.4	07/29/20

10.52	Form of Voting Agreement, by and among Pluralsight, Inc., Lake Holdings, LP, Lake Guarantor, LLC and the other parties thereto, dated as of December 11, 2020.	8-K	001-38498	10.1	12/14/20

10.53	Amendment No. 1 to the Tax Receivable Agreement, by and among Pluralsight, Inc., Pluralsight Holdings, LLC and the other parties thereto, dated as of December 11, 2020.	8-K	001-38498	10.2	12/14/20

10.54+	2020 Executive Bonus Plan, as amended on August 4, 2020.	-	-	-	-	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.55+	Executive Employment Agreement, between Pluralsight, LLC and Matthew Forkner, dated as of March 19, 2018.	-	-	-	-	X

21.1	List of subsidiaries of the Registrant.	-	-	-	-	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K).	-	-	-	-	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	-	-	-	-	X
____________________

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

PLURALSIGHT, INC.

		By:	/s/ Aaron Skonnard
Date:	February 26, 2021		Aaron Skonnard Chief Executive Officer

PLURALSIGHT, INC.

		By:	/s/ James Budge
Date:	February 26, 2021		James Budge Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Skonnard and James Budge, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Skonnard	Chief Executive Officer and Director	February 26, 2021
Aaron Skonnard	(Principal Executive Officer)

/s/ James Budge	Chief Financial Officer	February 26, 2021
James Budge	(Principal Financial and Accounting Officer)

/s/ Gary Crittenden	Director	February 26, 2021
Gary Crittenden

/s/ Scott Dorsey	Director	February 26, 2021
Scott Dorsey

/s/ Arne Duncan	Director	February 26, 2021
Arne Duncan

/s/ Ryan Hinkle	Director	February 26, 2021
Ryan Hinkle

/s/ Leah Johnson	Director	February 26, 2021
Leah Johnson

/s/ Timothy Maudlin	Director	February 26, 2021
Timothy Maudlin

/s/ Frederick Onion	Director	February 26, 2021
Frederick Onion

/s/ Brad Rencher	Director	February 26, 2021
Brad Rencher

/s/ Bonita Stewart	Director	February 26, 2021
Bonita Stewart

/s/ Karenann Terrell	Director	February 26, 2021
Karenann Terrell